Form 10KSB
period 2000-12-31
I ANTIQUEAUCTION COM INC
filed 2001-04-12
CIK 1128724

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2000

                               Commission File #0-32029

                              PHOTO AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                           I-AntiqueAuction.com, Inc.
                                  (Former Name)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   22-3608370
                      (IRS Employer Identification Number)

              1221 Brickell Avenue, Suite 900, Miami, Florida 33131
               (Address of principal executive offices )(Zip Code)

                                  (305)358-3678
                (Registrant's telephone no., including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2000: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 12, 2001, was: $N/A

Number of shares of the registrant's common stock outstanding as of April 12, 2001 was: 10,008,585

Transfer Agent as of April 12, 2001:    Corporate Stock Transfer
                                        3200 Cherry Creek Drive, Suite 430
                                        Denver, Colorado 80209

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT.

We were incorporated under the name i-AntiqueAuction.com, Inc. in the State of Delaware on December 23, 1999 as a wholly owned subsidiary of i-Incubator.com, Inc. (OTCBB:INQU). On March 3, 2001, the Company filed a Certificate of Amendment changing the name of the Company to Photo America, Inc.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

BUSINESS OVERVIEW.

As of December 31, 2000, i-AntiqueAuction.com, Inc. ( the "Company" or "i-Antique") was a development stage company which was anticipating the completion of a specialized online person- to-person trading website dedicated to bringing together antique sellers and buyers. The website would have resided at WWW.I-ANTIQUEAUCTION.COM, and will attempt to serve as a centralized auction for buyers and sellers to meet, negotiate sales, and finally consummate transactions directly, thereby bypassing the time and expense of intermediaries. In addition, i-Antique owns the domain names "i-AntiqueAuction.com" and "i-AntiqueAuction.net". Anticipated sales would have been conducted by a traditional rising price auction (the highest bid wins), and will be hosted by the Company. The Company's goal was to create an integrated antique site for individuals on both sides of the transaction, and thus would offer additional value added services through links to its strategic partners. i-Antique anticipated that it will achieve this goal by growing through acquisitions of companies and businesses in complimentary industries. In addition to the auction, anticipated products offered through strategic partners will include: loan services, insurance, antique appraisal, moving and shipping companies, interior design specialists, content links for researching antiques and collectibles, and image hosting services for showing an item on line.

The Company's corporate offices are located at 1221 Brickell Avenue, Suite 900, Miami, Florida 33131. The Company's corporate staff consists of one person experienced in the online market. The Company's telephone number is (305) 358-3678.

Subsequent to December 31, 2000, the Company changed its business plan to become a development stage company whose goal is to become a leading provider of digital imaging services. We are planning to launch our site at WWW.CONCEPTDIGITAL.NET, to offer digital image picture developing for digital camera owners over the Internet. The website will enable digital camera users to upload their photographs via the Internet to the Company's outsourced developing facility for processing. Using a silver halide process, the Company anticipates creating images of a quality that is typically found only with traditional film reproductions, and is far superior to those available with a desktop color printer. Images will be printed to the customer's specification on standard, high-quality photographic paper, a broad variety of designer templates and greeting cards, or an assortment of novelties, such as T-shirts, mugs and hats. The anticipated site will also enable customers to store and manage their digital pictures on-line.

The Company anticipates the creation of a unique affiliate or "Partner" program, which may enable it to penetrate the market on a nationwide basis. The strategy capitalizes on trends within the digital photography marketplace and the desire of the digital camera retailers to participate in the e- commerce market expansion. The Concept Digital programs intend to offer a low-cost e-commerce solution for traditional retailers, while providing an anticipated recurring revenue model for the Company. In addition, the Company plans to grow through the acquisition and development of other companies, technologies or entities. We are currently in discussion with PhotoAmerica, Inc., a New York corporation ("PAI") where the Company would acquire all the issued and outstanding shares of capital stock of PAI in exchange solely for shares of Concept Digital common stock. It has been the objective of our discussions to execute and implement as soon as practical a definitive acquisition agreement and plan of reorganization between Concept Digital and PAI.

The Company's corporate offices are located at 1221 Brickell Avenue, Suite 900, Miami, FL 33131. The Company's corporate staff consists of two persons. The telephone number is (305) 539-0900.

INDUSTRY ANALYSIS

We anticipate that the timing for the launch of the Concept Digital site is favorable based on current market trends. The digital camera marketplace is poised for rapid expansion as digital camera resolution and memory functions continue to improve, while concurrently, the prices of digital cameras are decreasing. In addition, consumers' growing comfort with the Internet has resulted in an explosion of consumer e-commerce revenue.

Photographic services and equipment represents a multi-billion dollar industry, and the digital segment continues to account for an increasing share of that market. International Data Corp. ("IDC") predicts that the worldwide digital-camera market will continue to grow to $6.5 billion in 2003; Hewlett Packard Corporation reported to FORBES that the market is surging 60% annually. In 1998 photo development accounted for approximately $6 billion in the United States alone, again with digital representing only a small percentage. However, the explosive growth of Internet usage and e-commerce is expected to have a significant impact on these figures; Infotrends projects online photofinishing will represent a $3.3 billion market by 2002. Concept Digital's leading edge processing capabilities, user-friendly Website and management expertise position it to capture a sizable share of this market.

TRENDS IN PHOTOGRAPHY INDUSTRY

The United States' amateur photo market increased approximately $700 million in 1998, to $14.9 billion. Many factors contributed to this growth, including expansion in digital products and services, and increasing acceptance of the Advanced Photo System. Traditional film sales and processing accounted for approximately two-thirds of industry revenues. Conventional camera sales represent an additional 10%, and demand for digital products and services continued to grow, accounting for more than 8% of the market.

FILM DEVELOPMENT

The dominant method of distributing photofinishing services and products is through retail stores, including discount and mass merchants, drugstores, supermarkets and camera/specialty stores. The majority of film is sent to wholesale photofinishing laboratories for processing, although a growing percentage is processed in-store using on-site equipment.

Total photofinishing roll volume grew only 2.9% in 1998, with revenues showing an even smaller increase at approximately 1%. Lyra Research estimates that worldwide film sales will grow only 1% annually through 2003 and slowly shrink after that. This plateau reflects the increasing trend toward digital equipment and the strong price competition at the retail level driven by the national electronic and mass merchandiser chain stores. The decline was most noticeably felt at specialty camera shops, where volume dropped more than 11% and revenues fell 9.7%.

On the other hand, Infotrends projects that 5.5 billion photos will be uploaded to online photo- finishers by 2002, representing a market of $3.3 billion. The following table illustrates the anticipated growth in digital and film exposures, worldwide.

DIGITAL CAMERAS

According to a study by Infotrends the number of digital cameras is expected to grow from 4 million units in 1999 to 16 million units in 2003. NewMedia attributes the anticipated growth to improved technology and decreasing prices, projecting annual digital camera sales to reach $5.4 billion by 2002. The following table illustrates the comparative growth rate in annual sales of traditional and digital cameras.

Mega-pixel resolution (1 million pixels; 1,280 x 960 resolution or greater) is the current standard for digital cameras. This level of resolution enables the production of snapshot-sized prints that approach the print quality produced by traditional photography. (Concept Digital believes that its processing capabilities produce the best results for images from cameras at a minimum of
1.3 mega- pixels.) Industry experts agree that four million pixels is likely the limit for consumer digital cameras; improvements beyond that level are imperceptible to the human eye.

Today, for less than $300 consumers can buy a digital camera with mega-pixel resolution, offering all the features of top-of-the-line 35mm cameras, such as zoom lenses and manual controls. Most digital cameras also come equipped with a built in monitor that allows the photographer to review the picture immediately after taking it. The most commonly quoted benefit of digital cameras is that it allows the photographer to immediately determine if he is satisfied with the image. If not, the image is simply deleted and the picture can be re-shot. Digital cameras also allow photographers to transfer their images to a computer and digitally manipulate and enhance the photo before printing it. This is a far more desirable alternative than film based cameras, where the photographer can only determine if a picture is to their liking after it has been developed (industry surveys show that the average consumer typically only likes four out of every 36 pictures printed).

COMPUTERS AND THE INTERNET IN THE PHOTOGRAPHY INDUSTRY

The continuing evolution of the Internet as an entertainment medium coupled with rapid advances in technology has had a significant impact on the traditional chemical film based photo-processing model. Traditionally, photographers finish a complete roll of film, bring the film to their local photo processor, and then return for a second visit to retrieve the pictures. The photos are evaluated to determine the interest in additional prints, at which point the consumer must place another order and return again to pick up the reprints. Digital photography, the Internet and advances in printing technology are introducing attractive alternatives. Photographs can be stored on a PC or uploaded to the Internet where they can be viewed, edited and reprinted at any time using a color desk top printer or professional processing techniques.

This capability has resulted in a vast increase in the email of photos and the creation of online photo album sites. At these sites members can post, view and exchange pictures with friends and family. A November 1998 study conducted by Jupiter Research estimates 73% of online users liked to e- mail their photos while online. Infotrends estimates that online photo-sharing membership will grow from 2.8 million in 1999 to 11.5 million by 2003, and the number of discrete visitors to online photo albums will grow to 135.74 million by 2003.

PRODUCTS AND SERVICES

THE WEBSITE

We anticipate that the Company's website will be the primary tool through which future customers will purchase products and services and through which the Company will conduct marketing initiatives for its Profit Partners. The website is expected to feature related content and advertising targeted to the Company's customer base, and links to other appropriate sites. The following is an overview of the site's anticipated features:

CUSTOMER ACTIVATION

The ConceptDigital.net site is being designed to be straightforward and minimally intrusive; customers will be able to review and fully evaluate all services of the site, short of placing an order, without providing the Company with any personal information. Anticipated customers will be able to immediately begin to upload images upon entering the site.

The Company will be able to accept customer images in virtually any format compatible with digital images, including jpegs (.jpg), bitmaps (.bmp), tiffs (.tif), encapsulated post script (.eps) and more. The site will also interface with any of the standard software packages provided with digital cameras or PCs. In the event that a future customer's images have been created in another format, they will the chance to be translated to an appropriate format with standard utility software.

It is anticipated that the first step in ordering a print will be to choose a specific image or images from one or more of the anticipated customer's uploaded files. Our site is being intuitively designed to facilitate this process, where users will be able to simply click on "Print" from the home page.

From there the future user will be brought to a list of files containing the images that customer has previously uploaded. At this level, the customer will be able to open files and view all of their photographs in an indexed format, or see each image individually. Desired photos will be marked and stored in a temporary shopping cart file until the review process is complete. Once all appropriate images have been selected and reviewed, the customer will be able to proceed to the next page where they will be able to provide details regarding their order.

Once the future customer is ready to place an order, they will be required to register. This will be done online by completing a brief form, providing the Company with authorized user names, address, email address and credit card information. The customer will also be invited to provide more detailed information, such as the type of camera and related products owned, in exchange for a free reprint or other incentive. Once a complete form has been submitted, the customer will be required to accept the site's terms and conditions then select a password. The average customer should take less than five minutes to complete the account activation process upon their initial visit.

When the customer has completed their order form, they will continue to the Distribution Options. At this site, users will select their desired distribution method (e.g., standard mail, overnight delivery or email) and provide any alternative addresses if prints are to be sent to third parties. Once addresses and dissemination preferences have been entered, they will be stored in the customer's database and address book for future use.

Finally, anticipated customers will click the "Proceed to Checkout" button, which will bring them to an invoice displaying all of the parameters of the order, including a view of each image ordered, quantities and sizes of reproduction, shipping or distribution method, recipients, and the total price of the order. Following a final check of the order, customers will be required to select a payment method and provide the information necessary to process payment.

Upon submission and credit approval for an order, the system will forward the customer's file to the processing center for fulfillment. At any time during the process, the consumer will have the option to change or delete his order without further inputs.

GENERAL CONTENT

In addition to serving as the primary interface to anticipated customer, ConceptDigital.net will provide a community environment, offering visitors advice regarding digital photography, cameras and related products. Inasmuch as the Company does not intend to sell any merchandise through its site, management believes that it will be able to offer future consumers valuable, impartial information. We anticipate that the site will be designed to be both entertaining and informative, and content will be changed regularly to promote increased traffic to the site. We anticipate that initially, the site will function as a transaction interface, however over time many features will be added, including the following.

ARTICLES

It is anticipated that ConceptDigital.net will feature articles written to inform digital camera users on a broad variety of topics such as photography techniques, industry trends, accessory introductions, and "Ask the Expert".

BUYING GUIDE

The Company intends to host a digital camera buying guide on its website. The Company will engage a professional writer to prepare the guide and update it periodically. The Company believes this service will attract potential customers to ConceptDigital.net and may also induce digital camera manufacturers and retailers to advertise on the Company's website.

CUSTOMER SERVICE

It is anticipated that visitors will have round the clock on-line access to the customer service department through the Company's FAQ section, which will be updated regularly to reflect the inquiries of users. Customers will also be able to contact the customer service department via email from the website.

WARRANTY REGISTRATION

It is anticipated that digital camera owners will be able to register their cameras and other equipment through the Company's website. Although many manufacturers enable customers to do so through their own site, the vast majority of consumer do not register their electronics purchases, either on-line or by mail. The Company believes that consumers will be more likely to register at the ConceptDigital.net site, where they are already spending time, as they will have access to valuable information as a result. The Company may work with manufacturers to offer incentives, such as a free reprint, to consumers that use the site to register. This information can then be shared with the manufacturer for additional marketing purposes.

DIRECTORY OF PROFIT PARTNERS

As a part of its planned Profit Partner program, ConceptDigital.net expects to feature the names, addresses and phone numbers of all future merchant partners and companies. Future customers will be able to enter their zip code to screen the database in order to find locations closest to them. The directory is also being designed so that future customers will be able to search by product and service offerings, and when possible, provide links to a dealer's website or email addresses.

ADVERTISING AND RESOURCE LINKS

Concept Digital plans to sell advertising to a variety of camera and related equipment manufacturers in addition to other e-tailers seeking to target its customer base. Where desired, advertisers' sites will link to ConceptDigital.net, enabling visitors to click-through to that site.

Longer term, the Company plans to provide links to resources it believes its audience would be interested in, such as PHOTOGRAPHY magazine and the PMA. When future visitors click through to another site, the Concept Digital site will remain the "host" site until the user manually exits the page.

PROCESSING SYSTEMS

Concept Digital's primary activity will be the production of images from digital feeds. Future customers will be able to upload selected images to the Company's server where they will be stored in a file database, from which they can be retrieved, modified and printed as often as desired. Using state-of-the-art equipment, outsourced technicians will apply the silver-halide chemical process used to process film-based photographic images.

The Company plans to outsource its digital processing activities and is in the process of identifying major digital processor facilities for this task. It is anticipated that the future processing facilities will use state-of-the-art digital processing systems that will produce consistent, high-quality photographic prints and will be able to sustain round the clock production. Much of the photofinishing and order handling process will be automated, however trained personnel will operate the machinery and regularly monitor product quality with the assistance of computerized control and measurement systems. The photo finishing process will begin with the entry of each order into the Company's future customer database, primarily using information provided by the anticipated customer. Each order will receive a bar-coded identification number that will enable the tracking of the order throughout the production process. Once the files have been uploaded, each image will be computer analyzed and color-corrected as warranted or instructed, then printed on photographic paper. Shipping information will then be printed on labels and forwarded to the traffic department to await completion of the order. After a visual quality inspection, the orders will be packaged for delivery. Orders for which recipients will provide e-mail addresses will be digitized and delivered through the Company's ISP.

Photographs that will be developed by the Company are anticipated to be far superior to those created with color PC laser or inkjet printers and photographic paper. Furthermore, prints made with a desktop printer have limited dye stability making them highly susceptible to degradation from UV light; changes in the quality of print are detectable within approximately six months of printing. It is anticipated that prints made by Concept Digital will have the same longevity of a film-based photograph with an estimated life in excess of 100 years.

STANDARD REPRODUCTIONS

Using the information gathered during the future customer's registration and order placing, the Company will provide a selection of printing alternatives (i.e., Concept Digital anticipates printing an image to any size, however depending on the number of pixels in the image, some images may not have sufficient resolution when printed at larger sizes). The Company offers a variety of print packages including the following:

         o Single image prints in a variety of sizes from 4" X 6" to 11" X 14" o Pre-printed frame templates in hundreds of designer patterns o Package prints (e.g. 4 copies of the same image on one sheet) o Multi-image package prints (e.g., up to 10 different images on a single sheet) o Passport photos o Photo business cards

Pricing for development will be dependant upon the size and complexity of the process.

ACCESSORIES AND NOVELTIES

The Company plans to offer an extensive array of accessory products and novelties including frames and photo-personalized gifts ranging from mugs to T-shirts to greeting cards. Pricing for these items is anticipated to be in the $2.35 to $29.95 range.

ELECTRONIC GREETING CARDS

Concept Digital plans to develop an extensive library of electronic cards, designer frame templates and email backgrounds that can be applied to a customer's printout. Customers will be able to choose from an array of designs, including birthdays, anniversaries, holidays and other standard occasions. Customers will also be able to create customized cards with a personalized greeting.

DISTRIBUTION

It is anticipated that completed orders will be shipped to the addresses designated by the customer upon completion of the order. Standard distribution will be United States Postal Service, First Class, however customers will have the option of selecting priority or overnight delivery service for an extra charge.

ON-LINE ADDRESS BOOK

It is anticipated that customers will be able to provide the Company with multiple addresses for delivery of their photographs or other products. For example, a customer might wish to order multiple copies of a Christmas card to be mailed to list of family and friends. These names and addresses will then be stored in the customer's file for future use.

IMAGE STORAGE AND MANAGEMENT

Concept Digital plans to offer its customers the ability to store and access their images (even those that are not printed) on the Company's server at no charge. Thus, a future customer that utilizes Concept Digital services throughout the year could create a photo-calendar by searching their files and selecting pictures for inclusion in the calendar. Customers will be invited to archive their photos periodically at the Company's data center or on a CD-ROM for home storage.

ACCOUNT MANAGEMENT

Concept Digital plans to offer customers a database management tool which will enable them to manage all aspects of the electronic distribution of their library. Using these tools, a customer will be able to enter addresses, calendar reminders, etc. The site will also enable the customer to keep track of pending and completed orders with the Company.

MARKETING AND ROLL OUT STRATEGY

Concept Digital is in the process of developing a rollout strategy. We anticipate that it will enable the Company to penetrate the market and over time, establish a leadership position in the online processing of digital images. This strategy comprises the following steps.

         O        INTRODUCE PRODUCTS AND SERVICES TO INDUSTRY PARTICIPANTS
         O        ESTABLISH PROFIT PARTNER DEALER NETWORK
         O        IMPLEMENT AGGRESSIVE SALES AND MARKETING CAMPAIGNS

INTRODUCE PRODUCTS AND SERVICES TO INDUSTRY PARTICIPANTS

The Company expects to utilize a variety of tools to present the Concept Digital website and services to potential Profit Partners, however management believes it will have broadest access to its target audience at industry trade shows. A leading industry event, the PMA 2000 was attended by approximately 31,000 registrants including photo/video retailers, mass merchandisers, photo processors, digital imagers, specialty lab owners, retail finishers, studio labs, school photographer labs, in-house, commercial, industrial, and wedding labs and photo equipment repair technicians, in addition to press and media representatives. We anticipate signing up vendors for the Profit Partner program at these types of shows. Management believes that trade shows and other industry events provide it with the ideal environment to feature the product. Other shows the Company plans to attend include COMDEX, CES, and Photokina.

ESTABLISH PROFIT PARTNER DEALER NETWORK

Concept Digital plans to create an affiliate program designed to attract vendors from around the country to assist in the marketing of its products and services. We anticipate that these retailers and e-tailers, in exchange for a recurring commission, will hand out or deliver at point of purchase, a ConceptDigital.com free offer coupon to the digital camera buyer. The retailer's Profit Partner code will be embedded in the coupon. When the consumer sets up an account on the site to redeem the free offer coupon, they will be assigned in the database to the Profit Partner that referred them. From that point on the Profit Partner will receive a preset commission on any purchases that consumer makes. We believe that this highly targeted marketing approach should yield much greater, more cost effective results than an aggressive advertising campaign.

Profit Partners are expected to come from the following sectors:

INDEPENDENT PHOTOGRAPHY SHOPS

There are an estimated 5,000 independent photography shops throughout the country and they continue to lose market share. This sector is increasingly faced with competition from three sources; two national photography chains, Ritz Camera Centers and Wolf Camera; mass merchandisers such as Wal-Mart and K-mart, as well as Internet vendors. The changing face of the market is forcing specialty shops to cut their margins or risk losing business.

EQUIPMENT MANUFACTURERS

The Company will seek to establish affiliations with digital camera manufacturers. ConceptDigital.com will not sell any merchandise or services other than its own from the site, however it will provide links to the sites of Profit Partner manufacturers. Profit Partner manufacturers will feature ConceptDigital.com by including the logo on packaging, coupon inserts with their products or through mention in users' manuals or newsletters.

E-TAILERS

It is anticipated that the Company's Profit Partner program will also allow other web sites to place the Concept Digital.com interface on their pages in the form of icon box or banner. The Company plans to place links on high traffic, high profile web sites and will seek to secure "top of the mind" placement on all major search engines.

RELATED VENDORS

The Company will seek to establish relationships with appropriate related vendors such as event photographers and frame manufacturers. Through these relationships, we anticipate vendors will offer the services of Concept Digital as an added value to their customers. For example, wedding guests will be able to view the photographer's proofs in order to select and order their own set of photographs; frame buyers might get a discounted reproduction with the purchase of multiple frames.

We anticipate that the Company's Profit Partner program will provide participants with significant benefits as discussed below:

COMPETITIVE EDGE

We anticipate that the Concept Digital.com program will enable Profit Partners to provide their customers with a unique and value-added service which will positively differentiate them from their competitors.

ADDITIONAL INCOME

It is anticipated that Profit Partners will be provided with a recurring commission in exchange for encouraging their customers to visit the Concept Digital.com website. This program will provide Profit Partners with a stream of income that would otherwise not be generated, and at no cost to them. Vendors will receive a fee on any transactions conducted by a referral throughout the term of their association with the Company. The Company will track all revenues and will forward Profit Partners checks on a quarterly basis.

SUPPLEMENTAL MARKETING

It is anticipated that Retailers will be provided with Concept Digital signage for their shops and will be provided coupons to offer digital camera customers in conjunction with other transactions. Concept Digital will conduct several marketing activities on behalf of its Profit Partner in addition to providing inclusion in the Company's on-line Profit Partner directory and links to the vendors' website.

IMPLEMENT AGGRESSIVE SALES AND MARKETING CAMPAIGNS

The Company's promotional plan includes a combination of online and traditional programs. The Internet-based marketing includes advertising, multiple search engine listings and Profit Partner programs.

In order to establish the Concept Digital brand name, the Company believes it will also necessary to promote its future products and services through traditional media. The Company plans to work with an advertising firm specializing in e-commerce to create and implement an advertising campaign. It is anticipated that this campaign will utilize several media, initially including radio, outdoor and print. The message will be designed to promote Concept Digital.com as the leading provider of digital image processing services and will target the amateur photographer.

As the Company begins to build its customer and Profit Partner databases in the future, it expects to leverage the benefits of direct e-mail marketing to the benefit of both parties. (According to Forrester Research, opt-in e-mail campaigns average a response rate of 18% as compared to an average click-through rate of .65% for banner ads.) Concept Digital will work with its Profit Partners to create marketing campaigns which will generate business for the Company, and in turn, the Profit Partner. For example, an independent retail photo shop would be able to send a customized coupon via email to all its recent purchasers of a digital camera, or, a wedding photographer might provide a coupon to a married couple offering them a free portrait for every ten reproductions that guests order through the site while they are on their honeymoon. These programs will reinforce the connection between the customer and their local vendor, in addition to promoting a visit to the ConceptDigital.com site.

COMPETITION

While there are few companies that compete directly with Concept Digital, the Company anticipates competing indirectly with a variety of sources as described below.

PROCESSING OF TRADITIONAL FILM TO DIGITAL IMAGES

Kodak and America Online, Inc. ("AOL") have recently announced a joint venture called "You've Got Pictures" which gives a consumer the ability to develop non-digital film and receive prints as well as digital images of the photo via e-mail or on disk for viewing on a personal computer. The customer may also order reprints, gifts and other items. In June 1999, Kodak began offering a service called "Picture CD". For approximately $10 a roll, consumers can get images from 35mm film loaded onto a compact disk. Over the past two years, the company has also installed 19,000 Picture Maker kiosks at retail stores worldwide that print pictures from both digital and traditional film on non-photographic papers. These devices accept negatives, CDs, or digital-camera memory cards and let users edit images and make prints using a dye sublimation printing technology.

Wal-Mart Stores Inc. and Fuji have also announced an Internet-based photo center to compete with Kodak and AOL.

SPECIALTY RETAIL SHOPS AND MASS MERCHANDISERS

RITZ CAMERA CENTERS is the United States' largest photo-specialty chain with more than 1,000 stores in 47 states and the District of Columbia that provide one-hour photo finishing, digital imaging, and other services.

WOLF CAMERA operates one-hour photo labs at each of its 750-plus stores. Film processing and related services make up a third of Wolf Camera's business. Located in 34 states, its stores sell cameras, camcorders, film and accessories and feature Kodak do-it-yourself enlargement centers where customers make digital-quality reprints from photos or computer files. Wolf's also offers digital imaging services, including alteration, restoration, and transferring customers' photos to floppy disks.

PICTUREWORKS (formerly Seattle FilmWorks) markets 35mm film, photo processing, photofinishing services and products, and a variety of digital photo services, including "PhotoMail" (digital-photo delivery to the customer via the Internet) and "Pictures On Disk" (digitized photos on a disk or CD). It markets primarily on a mail-order basis and through about 40 retail stores in Oregon and Washington. Pictureworks has recently added digital imaging technology in order to compete with faster in-store retail processors.

Most mass merchandisers and drug store chains provide customers with developing services. Some offer on-site capabilities, others send the work out to independent processors. However, these services, like Kodak's Picture Maker and Pictureworks require the consumer bring their film to a remote facility for processing before they can take advantage of the services.

WEB DEVELOPERS

There are several websites that offer consumers products and services similar to the Company's, including Photoloft.com, ofoto.com, Zing.com, Fujinet.com, infusionphoto.com, Photonet.com, Photoaccess.com, pix.com, and shutterfly.com, which recently announced an alliance to help build Yahoo's photography destination within its Web network.

Like the Company, all of these sites are also in the early stages of development. To management's knowledge, the majority of these sites are passive with regard to transaction generation and anticipate a large percentage of their revenue will come from banner advertising.

EMPLOYEES

At March 31, 2001, the Company employed one person. In addition, depending on client demand, the Company will utilize manpower agencies to contract between additional persons on a temporary, part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company presently shares office space in a building located at 1221 Brickell Avenue, Suite 900, Miami, Florida. The facility is leased pursuant to a month to month lease. The primary tenant is Atlas Equity Group, Inc. Atlas Equity Group, Inc. subleases the facility to i-Incubator.com, Inc. Michael D. Farkas, a principal shareholder of the Company is the President and sole shareholder of Atlas Equity Group, Inc. The landlord is not affiliated with us. No rent is being charged to the Company. We believe that this space is sufficient for us at this time.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently parties to any litigation, nor to the Company's knowledge and belief is any litigation threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 12, 2001, there were 63 shareholders of record of the Company's common stock. Based on information received from brokers and others in fiduciary capacities, the Company estimates that the total number of shareholders of the Company's common stock does not exceed 650. The Company's common stock is not currently available for trading.

DIVIDENDS

The Company does not intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

ITEM 6. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.

                             I-ANTIQUEAUCTION.COM.
                         (A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000 AND AS OF DECEMBER 31, 1999 AND FOR THE PERIODS DECEMBER 23, 1999 (DATE
 OF INCEPTION) THROUGH DECEMBER 31, 2000 AND DECEMBER 23, 1999 THROUGH DECEMBER
                                    31, 1999

                             I-ANTIQUEAUCTION.COM.

                          (A DEVELOPMENT STAGE ENTITY)

                               TABLE OF CONTENTS


INDEPENDENT AUDITORS' REPORT                         1

Balance Sheets                                       2

Statements of Operations                             3

Statements of Stockholders' Equity (Deficit)         4

Statements of Cash Flows                            5-6

Notes to Financial Statements                      7-13

                          INDEPENDENT AUDITORS REPORT

To the Stockholders and
Board of Directors
I-antiqueauction.com.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheets of I-antiqueauction.com. (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of I-antiqueauction.com. as of December 31, 1999 were audited by other auditors who report dated September 18, 2000, expressed on unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I-antiqueauction.com. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is development stage company. The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Salibello & Broder LLP
New York, NY

March 24, 2001

I-ANTIQUEAUCTION.COM.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
ASSETS

                                                 DECEMBER 31, 2000     DECEMBER 31, 1999
                                                 ------------------    -----------------
CURRENT ASSETS:

         Cash                                               $  1,242    $      0
                                                            --------    --------
                  Total current assets                         1,242           0

TOTAL ASSETS                                                $  1,242    $      0
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable and accrued expenses               $58,187     $ 3,500
         Note payable-related party                            5,000           0
                                                            --------    --------
         Total current liabilities                            63,187       3,500

STOCKHOLDERS' EQUITY:

         Common Stock, par value $.0001 per share;
          50,000,000 shares authorized;
          10,000,000 shares issued and outstanding
          at December 31, 2000 & 1999, respectively            1,000          10
         Additional paid-in capital                            (900)          90
         Deficit accumulated during the development stage   (62,045)     (3,600)
                                                            --------    --------
           Total stockholders' equity                       (61,945)     (3,500)
                                                            --------    --------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,242      $     0
                                                            ========    ========

              The accompanying notes are an integral part of these
                             financial statements.

I-ANTIQUEAUCTION.COM.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                                                         FOR THE PERIOD
                                                                      YEAR ENDED                        DECEMBER 23, 1999
                                                                     DECEMBER 31                        (INCEPTION) TO
                                                                2000                  1999              DECEMBER 31, 2000
                                                                ----                  ----              -----------------
DEVELOPMENT STAGE REVENUES                                          $      0               0             $          0

DEVELOPMENT STAGE EXPENSES:

         Amortization                                               $      0        $    100             $        100
         Accounting                                                    5,500           2,500                    8,000
         Bank charges                                                     30               0                       30
         On-line services                                                 75               0                       75
         Domain names                                                 50,000               0                   50,000
         Legal fees                                                    2,339           1,000                    3,339
         Corporate fees                                                  377               0                      377
         Office general                                                   41               0                       41
                                                                    --------        --------                 --------

TOTAL DEVELOPMENT STAGE EXPENSES                                      58,362           3,600                   61,962
                                                                    --------        --------                 --------

         LOSS FROM OPERATION                                      $ (58,362)         (3,600)           $    $(61,962)
                                                                    ========        ========                 ========

         INTEREST EXPENSE                                               (83)               0                     (83)

         NET LOSS                                                   (58,445)         (3,600)                $(62,045)
                                                                    ========        ========                 ========

LOSS PER COMMON SHARE
         Basic                                                    $ (0.0058)     $  (0.0004)
                                                                    ========        ========
Diluted                                                           $     N/A      $       N/A
                                                                   =========    ============

Weighted-average number of common shares outstanding             10,000,000       10,000,000
                                                                  ==========      ==========

              The accompanying notes are an integral part of these
                             financial statements.

I-ANTIQUEAUCTION.COM.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                        DEFICIT
                                                                                                      ACCUMULATED
                                                                  COMMON STOCK          ADDITIONAL    DURING THE
                                                                  ------------           PAID-IN     DEVELOPMENT
                                                             SHARES          AMOUNT      CAPITAL        STAGE          TOTAL
                                                             -------         -------     --------       ------         -----
Balance, December 23, 1999 (inception)                               0   $        0   $        0    $        0    $        0

Common stock issued to related parties for
  management services                                       10,000,000        1,000         (900)            0           100
                                                            ----------   ----------   ----------    ----------    ----------

Loss during development stage for the period December 23,
1999 (inception) through December 31, 1999                           0            0            0        (3,600)       (3,600)
                                                            ----------        -----         ----       -------       -------

Balance, December 31, 1999                                  10,000,000        1,000         (900)       (3,600)     ()3,500)

Loss during development statge for the year
ended December 31, 2000                                              0            0            0       (58,445)      (58,445)
                                                            ----------        -----         ----       -------       -------
Balance, December 31, 2000                                  10,000,000        1,000         (900)      (62,045)      (61,945)
                                                            ==========        =====         ====       =======       =======

I-ANTIQUEAUCTION.COM.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                       FOR THE PERIOD
                                                                                      DECEMBER 23, 1999
                                                                   YEAR ENDED          (INCEPTION) TO
                                                                    DECEMBER 31       DECEMBER 31, 2000
                                                                    -----------       -----------------
                                                                2000          1999
                                                                ----          ----
OPERATING ACTIVITES

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE               $(58,445)   $ (3,600)   $(62,045)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY
OPERATIONS

AMORTIZATION                                                          0         100         100
INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES     54,687       3,500      58,187
                                                                 ------       -----      ------

     NET CASH USED BY OPERATING ACTIVITIES                       (3,758)          0      (3,758)
                                                                 ------       -----      ------

INVESTING ACTIVITIES:

     NET CASH USED FOR INVESTING ACTIVITIES                           0           0           0
                                                                 ------       -----      ------

FINANCING ACTIVITIES

     PROCEED FROM SHORT TERM BORROWINGS-NET                       5,000           0       5,000
                                                                 ------       -----      ------

      NET CASH USED FOR FINANCING ACTIVITIES                      5,000           0       5,000
                                                                 ------       -----      ------

      INCREASE (DECREASE) IN CASH                                 1,242           0       1,242
                                                                 ------       -----      ------
      CASH, BEGINNING OF YEAR                                         0           0           0
                                                                 ------       -----      ------
      CASH, END OF YEAR                                        $  1,242    $      0    $  1,242
                                                               ========    ========    ========

              The accompanying notes are an integral part of these
                             financial statements.

I-ANTIQUEAUCTION.COM.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM DECEMBER 23, 1999 (INCEPTION) TO DECEMBER 31, 2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         During the year ended December 31, 2000 and for the cumulative period December 23, 1999 (inception) to December 31, 2000, the Company did not pay any interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES

         The Company entered into the following non-cash transactions:

         During the period ended December 31, 1999, the Company issued 100,000 shares of common stock in consideration of management services to I-Incubator.Com, Inc. formerly known as Master Communications, Corp. The transaction was valued at $100. (See note 7).

              The accompanying notes are an integral part of these
                             financial statements.

I-ANTIQUEAUCTION.COM
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     I-antiqueauction.com ("the COmpany"( was incorporated on December 23, 1999 under the laws of the State of Delaware. The Company's operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the internet industry. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The company has the authority to issue 50,000,000 shares of common stock. The Company is a development stage company and has had limited activity.

2.   SUMMARY OF SUGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATE

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALNETS

     For purpoases of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CARRYING VALUES

     The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.

I-ANTIQUEAUCTION.COM
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

     MANAGEMENT DECISION NOT TO CONSOLIDATE

     Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority Owned Subsidiaries", encourages the use of consolidated financial statements between a parent company and its subsidiaries unless:

     a)  Control is likely to be temporary,

     b)   Control does not rest with the majority owner(s), or

     c) Minority shareholders have certain approval or veto rights that allow them to exercise significant control over major management decisions in the ordinary course of business.

The management of Incubator intends to spin off the Company and believes that its control is temporary. Therefore, management believes that separate financial statements are appropriate and properly reflect current operating results.

     INCOME TAXES

         The Company utilizes Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying financial statements have no provisions for deferred tax assets or liabilities.

     NET LOSS PER SHARE

         The Company has adopted SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.

I-ANTIQUEAUCTION.COM
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the fair value of financial instruments. The Company's management, using available market information and other valuation methods, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (`FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 will not have a material effect on the Company's financial statements.

     In June 1997, FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". This statement establishes additional standards for segment reporting in financial statements and is effective for financial statements for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have a material effect on the Company's financial statements.

         In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting for Costs of Start-Up Activities", ("SOP 98-5"). The Company is required to expense all start-up costs related to new operations as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. The Company's adoption did not have a material impact on the Company's financial position or results of operations.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for financial statements issued for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Management does not believe that SFAS No. 133 will have a material effect on its financial position or results of operations.

I-ANTIQUEAUCTION.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

     SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after The Securitization of Mortgage Loans Held for Sale by Mortgage Banking Enterprises", is effective for financial statements issued in the first fiscal quarter beginning after December 15, 1998. This statement is not applicable to the Company.

     SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", is effective for financial statements issued for fiscal years beginning February, 1999. This statement is not applicable to the Company.

4.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

     The Company's initial activities have been devoted to developing a business plan, structuring and positioning itself to take advantage of opportunities available in the internet industry and raising capital for future operations and administrative functions.

     The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 23, 1999 (inception) to December 31, 2000 aggregated 62,045. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At December 31, 2000 and December 31, 1999, the Company had net operating loss carryforwards ("NOL's") of $62,045 and $3,600, respectively, which will be available to reduce future taxable income and expense in the year ending December 31, 2015 and 2014, respectively.

I-ANTIQUEAUCTION.COM
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                    December 31,   December 31,
                                        2000          1999
                                        ----          ----
Deferred tax assets                   $ 24,508    $  1,422
Valuation allowance
                                      (24,508)     (1,422)
                                      --------    --------

Deferred tax asset, net               $     --    $     --
                                      ========    ========

At December 31, 2000 and December 31, 1999, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended December 31, 2000 and December 31, 1999, principally due to the following
                  U.S. statutory tax rate              34%
                  State and local taxes                5.5
                  Valuation allowance               (39.5)
                                                     -----

                  Effective rate                       - %
                                              ============

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2000 and December 31, 1999 consisted of the following:

                                                         December 31,             December 31,
                                                               2000                     1999
                                                         ------------------       ----------
        Accounts payable                                 $        3,959           $       0
        Accrued expenses                                          4,000               3,500
        Due to related parties                                   50,145                   0
        Accrued interest                                             83                   0
                                                            -----------          ----------

        Total accounts payable accrued expenses          $       58,187           $   3,500
                                                         ==============           =========

I-ANTIQUEAUCTION.COM
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

7.   STOCKHOLDERS' EQUITY

     On December 23, 1999 the Company issued 100,000 restricted common shares to I-Incubator.com, Inc. ("Incubator"), formerly known as Master Communication Corp. in consideration for services rendered in formation of the company valued at $100.

     On October 10, 2000, the Company authorized a forward split of 100 to 1 on its common stock. Immediately following the split Incubator owned 10,000,000 restricted common shares.

8.   RELATED PARTY TRANSACTIONS

     The Company has received funds from Incubator to meet various working capital requirements. These advances totaled $145 and are non-interest bearing and due on demand.

     On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator, a related party to purchase two domain names, I-AntiqueAuction.com and I-AntiqueAuction.net, for $50,000.

     On October 25, 2000, the Company executed a note payable to Atlas Equity Group, Inc., a related party, beneficial owner of which is Michael Farkas (Director of Incubator), for principal sum of $3,000 at a rate of 10% per annum. The entire principal amount and accrued interest are due and payable on January 24, 2001.

     On November 10, 2000 the Company executed a note payable to Atlas Equity Group, Inc., a related party, beneficial owner of which is Michael Farkas (Director of I-Incubator) for a principal sum of $2,000 at a rate of 10% per annum. The entire principal amount and accrued interest are due and payable on February 9, 2001.

I-ANTIQUEAUCTION.COM
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

9.   SUBSEQUENT EVENT

During the first quarter ending March 31, 2001, the Company issued a series of promissory notes to Atlas Equity Group, Inc., a related party in which Michael
D. Farkas is a beneficial owner, for an aggregating sum of $5,445.00 at a rate of 10% per annum. The promissory notes principal amounts and accrued interest are due and payable on dates ranging from April 2001 to June 2001.

On January 19, 2001, the Company entered into an agreement and plan of distribution ("spin-off") with Incubator. Upon spin-off, the shareholders of I-Incubator received 0.4111 shares of the Company's common stock for each share of Incubator owned as of February 13, 2001, totaling 10,008,585 common shares. As a result of this spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 2,105,498 shares, representing approximately 21% of the Company's outstanding common stock and The Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 1,356,630 shares representing approximately 13.5% of the Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. I-Antiqueauction.Com, Inc. is a development - stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The Company's operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. The Company intends to grow through internal development, strategic alliances, and acquisitions of existing businesses. Because of uncertainties surrounding its development, the Company anticipates incurring development stage losses in the foreseeable future. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

PERIOD FROM DECEMBER 23, 1999 (INCEPTION) THROUGH DECEMBER 31, 2000

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $62,045, primarily consisting of accounting ($8,000), legal ($3,339), and the expense in retaining their domain name ($50,000). The accounting and legal expenses were in connection with the Company's annual and quarterly regulatory filings. The domain expense is in connection with fees paid to purchase the web address.

YEAR ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Development stage expenses during the year ended December 31, 2000 were $58,445 as compared to $3,600 for the period ended December 31, 1999.

Expenses for the year ended December 31, 2000 were primarily professional fees ($7,839) in connection with quarterly regulatory filings and fees in connection with the purchase of a domain name ($50,000).

Expenses for the quarter ended December 31, 1999 were primarily professional fees ($3,500) in connection with costs incurred with the formation and annual regulatory filings of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting fees.

The Company continues to experience cash flow shortages, and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going concern. The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the report of auditor's are included in this report under Item 6 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's accountant is Salibello & Broder, C.P.A. of New York City, New York. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company initially engaged Salibello & Broder, C.P.A. to render accounting services on December 15, 2000. Our previous accountant was John Abitante, CPA of Berenfeld, Spritzer, Shechter & Sheer, 7700 N. Kendall Drive, Suite 805, Miami, Florida 33156.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiaries, as of April 12, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

                                            WITH COMPANY
NAME                       AGE              SINCE          DIRECTOR/POSITION
----                       ---              -----          -----------------
Jamee Kalimi               32               1999           President, Secretary
                                                           and Director

Jamee M. Kalimi, 32, has been President, Secretary and Director of the Company since inception. She is a marketing and telecommunications expert with a strong ability to create new strategies and business plans. Since 1998, Ms. Kalimi has been President and Director of i-Incubator.com, Inc. a publicly traded company listed on the OTC Electronic Bulletin Board. (OTCBB:INQU). Ms. Kalimi is also President of i-AntiqueAuction.com, Inc., i-Aerobids.com, Inc., and is Vice President and Secretary of i-Teleco.com, Inc. all of which are subsidiaries of i-Incubator.com, Inc. Ms. Kalimi has been heavily involved in the telecommunications industry since 1990, specializing in pay per call services and the marketing of such services. She has an active real estate license in the State of Florida which was obtained in 1995. Prior to working for us, she was an assistant to the President of Atlas Equity Group, Inc. from February 1998 to October 1998. She worked as a Real Estate Sales and Leasing Manager for Sclar Realty from April 1996 to February 1998 and President of AvJam Communications, Inc. from January 1994 to April 1996.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 11. EXECUTIVE COMPENSATION

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2000 for the executive officers who were serving as of fiscal year ending December 31, 2000, whose salary and bonus during fiscal year ending December 31, 2000 exceeded $100,000. In 1999, no officer received compensation in excess of $100,000.

Summary Compensation Table

ANNUAL COMPENSATION

Name and Principal Position         Year    Salary   Bonus   Restricted Stock Award
---------------------------         ----    ------   -----   ----------------------

         None

Employment Agreements. No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 12, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Security Ownership of Beneficial Owners (1):

TITLE OF CLASS             NAME & ADDRESS                     AMOUNT                    PERCENT
--------------             --------------                     ------                    -------
Common Stock               Michael D. Farkas (2)              4,626,364                 46.22%
                           294 South Coconut Lane
                           Miami, Florida 33131

                           Romano Limited                       946,656                  9.46%
                           790 Finchley Road
                           London NW117UR England

                           Matthew Sher (3)                     719,425                  7.19%
                           176 Broadway, #5D
                           New York, NY 10038

Security Ownership of Management:

TITLE OF CLASS             NAME & ADDRESS                     AMOUNT                    PERCENT
--------------             --------------                     ------                    -------
Common Stock               Jamee Kalimi                          51,388                       *
                           3314 Oak Drive
                           Hollywood, Florida 33021

All directors and executive                                      51,288                       *
officers as a group (2 persons)

(1) The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

(2) Includes 1,356,630 shares held by Farkas Group, Inc., 2,105,498 shares held by Atlas Equity Group, Inc., and 1,133,403 shares held by GSM Communications, Inc. Michael D. Farkas is the sole shareholder and principal of each of these entities. In addition, includes the 30,833 shares which he personally owns.

(3) Matthew Sher beneficially owns 616,650 shares as a principal shareholder of On Mark Enterprises Inc. and 102,775 shares personally for a total of 719,425 shares.

* Less than 1% of the outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company presently shares office in a building located at 1221 Brickell Avenue, Suite 900, Miami, Florida. The facility is leased pursuant to a month to month lease. The primary tenant is Atlas Equity Group, Inc. Atlas Equity Group, Inc. subleases the facility to i-Incubator.com, Inc. Michael D. Farkas, a principal shareholder of i-AntiqueAuction, is the President and sole shareholder of Atlas Equity Group, Inc. The landlord is not affiliated with us. No rent is being charged to the Company. We believe that this space is sufficient for us at this time.

We have not and do not intend to enter into any additional transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners. We are not a subsidiary of any parent company.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules immediately following the signature pages of this report.

2. Financial statement schedules; see index to financial statements and schedules immediately following the signature pages of this report.

3.  Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

3(i)      Certificate of Incorporation, as amended (1)

3.2       Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form 10-SB, filed on November 29 (SEC File No. 000-32029).

(b)  Reports on Form 8-K

We did not file any reports on Form 8-K for the year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                           I-ANTIQUEAUCTION.COM, INC.

                           By:/s/ Jamee Kalimi
                           --------------------
                                  Jamee Kalimi
                                  President and Director

Dated:     April 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                       TITLE                            DATE
----                       -----                            ----
/s/ Jamee Kalimi           President and Director           April  12, 2001