Form 10QSB
period 2001-03-31
I ANTIQUEAUCTION COM INC
filed 2001-05-17
CIK 1128724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                           Commission File No. 0-32029

                              CONCEPT DIGITAL, INC.
                 (Name of Small Business Issuer in Its Charter)

      (Formerly known as Photo America Inc. and i-AntiqueAuction.com, Inc.)

                                     Delaware
                        (State of Other Jurisdiction of
                         Incorporation or Organization)

                                   22-3608370
                                (I.R.S. Employer
                               Identification No.)

             1221 Brickell Avenue, Suite 900, Miami, Florida 33131
              (Address of Principal Executive Offices) (Zip Code)

                                 (305) 358-3678
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2001 the Company had 10,008,585 shares of Common Stock outstanding, $0.0001 par value.

                             CONCEPT DIGITAL, INC.

                    (FORMERLY KNOWN AS PHOTO AMERICA, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                         FINANCIAL STATEMENTS AS OF AND
                           FOR THE THREE MONTHS ENDED
                   MARCH 31, 2001 AND AS OF DECEMBER 31, 2000
                     AND FOR THE PERIODS DECEMBER 23, 1999
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2001

                             CONCEPT DIGITAL, INC.

                    (FORMERLY KNOWN AS PHOTO AMERICA, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

INDEPENDENT AUDITORS REPORT                         1

Balance Sheets                                      2

Statements of Operations                            3

Statements of Stockholders' Equity (Deficit)        4

Statements of Cash Flows                           5-6

Notes to Financial Statements                     7-12

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1999 and 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                              PHOTO AMERICA, INC.

                     (FORMERLY, I-ANTIQUEAUCTION.COM, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                         FINANCIAL STATEMENTS AS OF AND
                           FOR THE THREE MONTHS ENDED
                   MARCH 31, 2001 AND AS OF DECEMBER 31, 2000
                     AND FOR THE PERIODS DECEMBER 23, 1999
                   (DATE OF INCEPTION) THROUGH MARCH 31, 2001



INDEPENDENT AUDITORS REPORT                         1

Balance Sheets                                      2

Statements of Operations                            3

Statements of Stockholders' Equity (Deficit)        4

Statements of Cash Flows                           5-6

Notes to Financial Statements                     7-12

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors
Photo America, Inc.
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheets of Photo America, Inc. (formerly I-antiqueauction.com, Inc.), a development stage company, as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Photo America, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 in conformity with generally accepted accounting principles.

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

Salibello & Broder LLP
New York, NY
March 24, 2001

                              PHOTO AMERICA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

ASSETS                                                                           (Unaudited)
                                                                                MARCH 31, 2001   DECEMBER 31, 2000
                                                                                --------------  -----------------
CURRENT ASSETS:
       Cash                                                                        $    207      $  1,242
                                                                                   --------      --------
           Total current assets                                                         207         1,242

TOTAL ASSETS
                                                                                   $    207      $  1,242
                                                                                   ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

       Accounts payable and accrued expenses                                         57,729        58,187
       Note payable-related party                                                    11,545         5,000
                                                                                   --------      --------
           Total current liabilities                                                 69,274        63,187

STOCKHOLDERS' EQUITY:

       Common Stock, par value $.0001 per share; 50,000,000 shares authorized;
         10,008,585 and 10,000,000 shares issued and

         outstanding at March 31, 2001 & December 31, 2000, respectively              1,009         1,000
       Additional paid-in capital                                                      (909)         (900)
       Deficit accumulated during the development stage                             (69,167)      (62,045)
                                                                                   --------      --------
         Total stockholders' equity                                                 (69,067)      (61,945)
                                                                                   --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    207      $  1,242
                                                                                   ========      ========

   The accompanying notes are an integral part of these financial statements.

                               PHOTO AMERICA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                     (UNAUDITED)
                                                (UNAUDITED)        FOR THE PERIOD
                                            THREE MONTHS ENDED    DECEMBER 23, 1999
                                                 MARCH 31        (INCEPTION) TO
                                         2001           2000      MARCH 31, 2001
                                         ----           ----      --------------
DEVELOPMENT STAGE REVENUES            $         0    $     0    $        0

DEVELOPMENT STAGE EXPENSES:

              Amortization                      0       100           100
              Accounting                    2,500         0        10,500
              Bank charges                     62         0            92
              On-line services                 75         0           150
              Domain names                      0         0        50,000
              Legal fees                    1,507         0         4,846
              Corporate fees                2,173        50         2,550
              Office general                    0         0            41
              Shareholder related fees        326         0           326
              Printing                        315         0           315
                                           ------      ----      --------

TOTAL DEVELOPMENT STAGE EXPENSES            6,958       150        68,920
                                           ------      ----      --------

              LOSS FROM OPERATION          (6,958)     (150)      (68,920)

              INTEREST EXPENSE               (164)        0          (247)

              NET LOSS                     (7,122)     (150)     $(69,167)
                                           ======      ====      ========

LOSS PER COMMON SHARE
              Basic and diluted         $ (0.0007) $ (0.0001)
                                        ========== ==========

Weighted-average number of common
 shares outstanding                    10,004,388  10,000,000
                                       ==========  ==========

         The accompanying notes are an integral part of these financial statements.

                               PHOTO AMERICA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                                                        DEFICIT
                                                                                                        ACCUMULATED
                                                                                           ADDITIONAL   DURING THE
                                                                      COMMON STOCK         PAID-IN      DEVELOPMENT
                                                                   SHARES        AMOUNT    CAPITAL     STAGE          TOTAL
                                                                   ------        ------    -------     -----          -----
Balance, December 23, 1999 (inception)                                    0     $    0    $    0    $        0      $      0
                                                                 ----------     ------     -----      --------      --------
Common stock issued to related parties for
  management services                                            10,000,000      1,000      (900)            0           100

Loss during development stage for the period December 23,
1999(inception) through  December 31, 1999                                0          0         0        (3,600)       (3,600)
                                                                 ----------     ------     -----      --------      --------
Balance, December 31, 1999                                       10,000,000      1,000      (900)       (3,600)       (3,500)

Loss during development stage for the year
ended December 31, 2000                                                   0          0         0       (58,445)      (58,445)
                                                                 ----------     ------     -----      --------      --------
Balance, December 31, 2000                                       10,000,000      1,000      (900)      (62,045)      (61,945)

Increase in common stock issued resulting from agreement and
  plan of distribution ("spin-off")                                   8,585          9        (9)            0             0

Loss during development stage for the three months
  ended March 31, 2001                                                    0          0         0        (7,122)       (7,122)
                                                                 ----------     ------     -----      --------      --------
Balance, March 31, 2001                                          10,008,585     $1,009     $(909)     $(69,167)     $(69,067)
                                                                 ==========     ======     =====      ========      ========


         The accompanying notes are an integral part of these financial statements.

                               PHOTO AMERICA, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                          (UNAUDITED)
                                                                     (UNAUDITED)         FOR THE PERIOD
                                                                    QUARTER ENDED        DECEMBER 23, 1999
                                                                       MARCH 31          (INCEPTION) TO
                                                                   2001        2000      MARCH 31, 2001
                                                                   ----        ----      --------------
OPERATING ACTIVITES
Deficit accumulated during the development stage                 $(7,122)     $(150)     $(69,167)

Adjustments to reconcile net loss to net cash used by Operations

Amortization                                                           0        100           100
Increase (Decrease) in accounts payable and accrued expenses        (458)        50        57,729
                                                                 -------      -----      --------
     Net Cash Used by Operating Activities                        (7,580)         0       (11,338)
                                                                 -------      -----      --------
INVESTING ACTIVITIES:

     Net Cash Used for Investing Activities                            0          0             0
                                                                 -------      -----      --------
FINANCING ACTIVITIES

Proceed from short term borrowings-net                             6,545          0        11,545
                                                                 -------      -----      --------
     Net Cash Used for Financing Activities                        6,545          0        11,545
                                                                 -------      -----      --------
     Increase (decrease) in cash                                  (1,035)         0           207
                                                                 -------      -----      --------
     Cash, Beginning of period                                     1,242          0             0
                                                                 -------      -----      --------
     Cash, End of period                                             207          0           207
                                                                 -------      -----      --------


    The accompanying notes are an integral part of these financial statements

PHOTO AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

PHOTO AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)

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

PHOTO AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from December 23, 1999 (inception) to March 31, 2001 aggregated $69,167. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.   INCOME TAXES

     No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At March 31, 2001 and December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of $69,167 and $62,045, respectively, which will be available to reduce future taxable income and expense in the quarter ending March 31, 2016 and year ending December 31, 2015, respectively.

PHOTO AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                            March 31,     December 31,
                              2001           2000
                              ----           ----
Deferred tax assets         $ 27,321      $ 24,508
Valuation allowance          (27,321)      (24,508)
                            --------      --------

Deferred tax asset, net     $     --      $     --
                            ======        ======

     At March 31, 2001 and December 31, 2000, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended March 31, 2001 and December 31, 2000, principally due to the following

U.S. statutory tax rate       34%
State and local taxes         5.5
Valuation allowance         (39.5)
                             ----

Effective rate                - %
                             ====

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at March 31, 2001 and December 31, 2000 consisted of the following:

                                           March 31,    December 31,
                                             2001          2000
                                             ----          ----
Accounts payable                            $   482     $  3,959
Accrued expenses                              7,000        4,000
Due to related parties                       50,000       50,145
Accrued interest                                247           83
                                            -------     -------

Total accounts payable accrued expenses     $57,729     $ 58,187
                                            =======     ========

PHOTO AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

7.   NOTE PAYABLE

     As of March 31, 2001 and December 31, 2000, notes payable to related party consist of seven and two individual notes aggregating a total of $11,545 and $5,000, respectively. These notes are short-term borrowings with maturities of less than one year with an interest rate of 10%.

8.   STOCKHOLDERS' EQUITY

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

     On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .4111 shares of the Company's common stock for each share of incubator. The spin-off resulting in 8,585 additional shares issued due to rounding.

9.   RELATED PARTY TRANSACTIONS

     The Company has received funds from Incubator to meet various working capital requirements. For the three months ended March 31, 2001 and year ended December 31, 2000, these advances totaled $0 and $145 and are non-interest bearing and due on demand.

     On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator, a related party to purchase two domain names, I-AntiqueAuction.com and I-AntiqueAuction.net, for $50,000.

     Between October 2000 and March 2001, the Company issued to Atlas Equity Group, Inc., seven promissory notes aggregating $11,545. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 through June 2001. Atlas Equity is a majority shareholder of the company.

PHOTO AMERICA, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

10.  SUBSEQUENT EVENT

     On April 12, 2001, the Company decided to change its name to Concept Digital, Inc.

     On April 18, 2001, the Company issued a promissory note to Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, for $750. The promissory note bears interest at 10% per annum. The promissory note principal amount and accrued interest are due and payable on July 17, 2001.

     On April 30, 2001, the Company formed Concept Digital Acquisition Corporation ("CDA") under the laws of the State of New York. CDA is authorized to issue 200 shares of common stock of which 100 shares were issued to the Company for services rendered in connection with the formation of the Company.

Item 2.  Management's Discussion and Analysis

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. Photo America, Inc. is a development - stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

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

PERIOD FROM DECEMBER 23, 1999 (INCEPTION) THROUGH MARCH 31, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Loss from operations since inception have amounted to $68,920, primarily consisting of accounting, legal corporate fees, and the expense in retaining their domain name.

YEAR ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Development stage expenses during the year ended December 31, 2000 were $58,445 as compared to $3,600 for the period ended December 31, 1999.

Expenses for the year ended December 31, 2000 were primarily professional fees ($7,839) in connection with quarterly regulatory filings and the purchase of our domain name ($50,000).

Expenses for the quarter ended December 31, 1999 were primarily professional fees in connection with costs incurred with the formation and annual regulatory filings of the Company.

QUARTER ENDED MARCH 31, 2001 AND MARCH 31, 2000

Development stage expenses during the quarter ended March 31, 2001 were $7,122 as compared to $150 for the quarter ended March 31, 2000.

Expenses for the quarter ended March 31, 2001 were primarily accounting, legal, and transfer agent fees. These fees are related to the Company's annual and quarterly regulatory filings along with the expense incurred as a result of the spin-off from I-Incubator.

Expenses for the quarter ended March 31, 2000 are in connection with the formation of the company.

Liquidity and Capital Resources

Despite both related party and third party loan commitments, the company from time to time experienced, and continue to experience cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from loans from related and third parties. A significant portion of these loans has been used to cover working capital needs such as office expenses and various professional fees.

For the three months ended March 31, 2001, we incurred a net loss of $7,122. Our accumulated deficit since inception is $69,167. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On March 7, 2001, a majority of the shareholders of the registrant executed a resolution authorizing a 3.3-1 reverse split of the corporation's outstanding common stock.

No shareholder meeting was held and no information statement was distributed in connection with resolutions.

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS OF FORM 8K
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 17, 2001.

                             Concept Digital, Inc.
                             (Registrant)

Date: May 17, 2001           /s/ Jamee Kalimi
                             --------------------------
                                 Jamee Kalimi
                                 President