Form 10QSB
period 2001-06-30
CONCEPT DIGITAL INC /DE/
filed 2001-08-14
CIK 1128724

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

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

                   Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001 the Company had 3,032,978 shares of Common Stock outstanding, $0.0001 par value.

                             CONCEPT DIGITAL, INC.

                    (FORMERLY KNOWN AS PHOTO AMERICA, INC.)

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                         FINANCIAL STATEMENTS AS OF AND
                           FOR THE SIX MONTHS ENDED
                   JUNE 30, 2001 AND AS OF DECEMBER 31, 2000
                     AND FOR THE PERIODS DECEMBER 23, 1999
                   (DATE OF INCEPTION) THROUGH JUNE 30, 2001

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

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Signatures


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the years ended December 31, 1999 and 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended
June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

CONCEPT DIGITAL, INC.
and Subsidiaries
(Formerly, Photoamerica, Inc.)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
AND FOR THE SIX MONTH PERIOD JUNE 30,
2001 AND 2000 AND FOR THE PERIOD
DECEMBER 23, 1999 (DATE OF INCEPTION)
THROUGH JUNE 30, 2001

CONCEPT DIGITAL, INC.
AND SUBSIDIARY
(A Development Stage Entity)

TABLE OF CONTENTS


CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2001 AND
DECEMBER 31, 2000 ANDFOR THE SIX MONTH PERIOD JUNE 30, 2001
AND 2000 AND FOR THE PERIOD DECEMBER 23, 1999 (DATE OF INCEPTION)
THROUGH JUNE 30, 2001

Balance sheets                                                           2

Statements of operations                                                 3

Statements of stockholders' equity (deficit)                             4

Statements of cash flows                                                5-6

Notes to financial statement                                           7-12

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

                                                                           (UNAUDITED)
                                                                          JUNE 30, 2001        DECEMBER 31, 2000
                                                                          -------------        -----------------
ASSETS
CURRENT ASSETS:
     Cash                                                                             $     64           $  1,242
                                                                                      --------           --------

     Total current assets                                                                   64              1,242

TOTAL ASSETS                                                                          $     64           $  1,242
                                                                                      ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                                            $  15098           $ 58,187
     Note payable-related party                                                         13,895              5,000
                                                                                      --------           --------
     Total current liabilities                                                          28,993             63,187

STOCKHOLDERS' EQUITY:

     Common Stock, par value $.0001 per share; 50,000,000 shares authorized;
       10,008,585 and 10,000,000 shares issued and

       outstanding at June 30, 2001 & December 31, 2000, respectively                    1,009              1,000
     Additional paid-in capital                                                           (909)              (900)
     Deficit accumulated during the development stage                                  (29,029)           (62,045)
                                                                                      --------           --------
       Total stockholders' equity                                                      (28,929)           (61,945)
                                                                                      --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $     64           $  1,242
                                                                                      ========           ========

                 The accompanying notes are an integral part of
                          these financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      (UNAUDITED)
                                                       (UNAUDITED)                 (UNAUDITED)        FOR THE PERIOD
                                                    SIX MONTHS ENDED            THREE MONTHS ENDED    DECEMBER 23, 1999
                                                      JUNE 30,                        JUNE 30,       (INCEPTION) TO
                                                       --------                      --------         JUNE 30, 2001
                                                2001               2000         2001        2000
                                                ----               ----         ----        ----      --------------
DEVELOPMENT STAGE REVENUES                   $          0    $              $      0    $        0     $      0

DEVELOPMENT STAGE EXPENSES:

              Amortization                              0           100            0           100          100
              Accounting                            8,072             0        5,572             0       16,080
              Bank charges                            107             0           45             0          137
              On-line services                        150             0           75             0          225
              Domain names                              0             0            0             0       50,000
              Legal fees                            4,453             0        2,946             0        7,792
              Corporate fees                        3,110           145          936            95        3,479
              Office general                            0             0            0             0           41
              Shareholder related 325s                  0             0            0           325
              Printing                                315             0            0             0          315
                                                  -------      --------      -------      --------      -------

TOTAL DEVELOPMENT STAGE EXPENSE                    16,532           245        9,574           195       78,494
                                                  -------      --------      -------      --------      -------

              LOSS FROM OPERATION                 (16,532)         (245)      (9,574)         (195)     (78,494)

              GAIN ON CANCELLATION OFINDEBT        50,000             0       50,000             0        50,000

              INTEREST EXPENSE                       (452)            0         (288)            0         (535)
                                                  -------      --------      -------      --------      -------

              NET GAIN/(LOSS)                    $ 33,016       $  (245)    $ 40,138      $  (195)     $(29,029)
                                                  =======      ========      =======      ========      =======

GAIN/(LOSS) PER COMMON SHARE
              Basic and diluted                   $0.0033     $ (0.0001)    $ 0.0040    $ (0.0010)
                                             ============     ==========    =========   ==========

Weighted-average number of common shares
outstanding                                    10,006,498    10,000,000   10,006,498   10,000,000
                                             ============    ==========   ===========  ==========

                 The accompanying notes are an integral part of
                          these financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                                                     DEFICIT
                                                                                                     ACCUMULATED
                                                                                         ADDITIONAL  DURING THE
                                                                           COMMON STOCK  PAID-IN     DEVELOPMENT
                                                               SHARES         AMOUNT     CAPITAL     STAGE           TOTAL
                                                               ------         ------     -------     -----           -----
Balance, December 23, 1999 (date of inception)                         0     $    0   $     0    $        0      $      0
                                                              ----------     ------     -----      --------      --------

Common stock issued to related parties for
management services                                           10,000,000      1,000      (900)            0           100

Loss during development stage for the period December 23,
1999(inception) through  December 31, 1999                             0          0         0        (3,600)       (3,600)
                                                              ----------     ------     -----      --------      --------

Balance, December 31, 1999                                    10,000,000      1,000      (900)       (3,600)       (3,500)

Loss during development stage for the year
ended December 31, 2000                                                0          0         0       (58,445)      (58,445)
                                                              ----------     ------     -----      --------      --------

Balance, December 31, 2000                                    10,000,000      1,000      (900)      (62,045)      (61,945)

Increase in common stock issued resulting from agreement
and plan of distribution ("spin-off")                              8,585          9        (9)            0             0

Gain during development stage for the six months
ended June 30, 2001                                                    0          0         0        33,016        33,016
                                                              ----------     ------     -----      --------      --------

Balance, June 30, 2001                                        10,008,585     $1,009     $(909)     $(29,029)     $(28,929)
                                                              ==========     ======     =====      ========      ========

                 The accompanying notes are an integral part of
                          these financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 (UNAUDITED)
                                                         (UNAUDITED)            FOR THE PERIOD
                                                       SIX MONTH ENDED         DECEMBER 23, 1999
                                                            JUNE 30,         (DATE OF INCEPTION) TO
                                                       2001         2000       JUNE 30, 2001
CASH FLOWS FROM OPERATING ACTIVITES
Deficit accumulated during the development stage     $ 33,016      $(245)     $(29,029)
                                                     --------      -----      --------
Adjustments to reconcile net loss to net cash
used by operations
Amortization                                                0        100           100

Changes in assets and liabilities:
Increase (Decrease) in accounts payable and
accrued expenses                                      (43,089)         0        15,098
                                                     --------      -----      --------

       Net cash used by operating activities          (10,073)      (145)      (13,831)
                                                     --------      -----      --------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Net cash used for investing activities               0          0             0
                                                     --------      -----      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceed from short term borrowings-net                  8,895        145        13,895
                                                     --------      -----      --------

       Net cash used for financing activities           8,895        145        13,895
                                                     --------      -----      --------

INCREASE (DECREASE) IN CASH                          $ (1,178)     $   0           $64
                                                     ========      =====      ========
CASH, BEGINNING OF PERIOD                            $  1,242      $   0      $      0
                                                     ========      =====      ========
CASH, END OF PERIOD                                  $     64      $   0      $     64
                                                     ========      =====      ========


                 The accompanying notes are an integral part of
                          these financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2001 and for the cumulative period December 23, 1999 (inception) to June 30, 2001, the Company did not pay any interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVIITES

         The Company entered into the following non-cash transactions:

On December 23, 1999, the Company issued 10,000,000 post split shares of common stock in consideration of management services to I-Incubator.Com, Inc. formerly known as Master Communications, Corp. The transaction was valued at $100 (See note 8).

On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .4111 shares of the Company's common stock for each share of incubator. The spin-off resulted in 8,585 additional shares issued due to rounding. The transaction was valued at $9 (See note 8).

              The accompanying notes are an integral part of these
                             financial statements.

                                       F-6-

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

 1.      ORGANIZATION

         Concept Digital, Inc. ("the Company") was incorporated on December 23, 1999 under the laws of the State of Delaware as I-Antiqueauction.com, Inc. I-Antiqueauction.com, Inc. changed its name to Photo America, Inc. on March 7, 2001. On April 12, 2001 the Company changed its name once again to Concept Digital, Inc. The Company's operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the Internet industry. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The Company has the authority to issue 50,000,000 shares of common stock. The Company is a development stage company and has had limited activity. On April 24, 2001, Concept Digital Acquisition Corporation ("CDA") was organized as a New York Corporation, and is a wholly owned subsidiary of the Company. For the period April 24, 2001 through June 30, 2001 CDA has had limited activity.

         The Company was a wholly owned subsidiary of I-Incubator.com, Inc. ("Incubator"), formerly known as Master Communication, Inc., a publicly traded company listed on the OTC Electronic Bulletin Board (OTCBB:INQU). It was spun-off by Incubator on January 19, 2001. Upon such spin-off, shareholders of Incubator received 0.4111 shares of the Company for each share of Incubator owned as of February 13, 2001. As a result of the spin-off and share distribution Atlas Equity Group, Inc., a related party, in which Michael D. Farkas is a beneficial owner, received 2,105,498 shares, representing approximately 21% of the Company's outstanding common stock, The Farkas Group, Inc., in which Michael D. Farkas is a beneficial owner, received 1,356,630 shares representing approximately 13.5% of the Company's outstanding common stock and GSM Communication, Inc., in which Michael D. Farkas is a beneficial owner, received 1,133,403 shares representing approximately 11.3% of the Company's outstanding common stock. Its principal office is located at 1221 Brickell Avenue, Suite 900, Miami, FL 33131.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

          CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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

         In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The requirements of SFAS 138 does not have a material effect on our financial statements and related disclosures.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, development stage losses from December 23, 1999 (inception) to June 30,

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

         2001 aggregated $29,029. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

         The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

5.       INCOME TAXES

         No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At June 30, 2001 and December 31, 2000, the Company had net operating loss carryforwards ("NOL's") of $29,029 and $62,045, respectively, which will be available to reduce future taxable income and expense in the quarter ending June 30, 2016 and year ending December 31, 2015, respectively.

     In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

                                                   June 30,                   December 31,
                                                     2001                         2000
                                                     ----                         ----
Deferred tax assets                              $     11,466                 $      24,508
Valuation allowance                                   (11,466)                      (24,508)
                                                      -------                       -------
Deferred tax asset, net                          $      -                     $      -
                                                      =======                       =======

At June 30, 2001 and December 31, 2000, a valuation allowance has provided and realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended June 30, 2001 and December 31, 2000, principally due to the following

U.S. statutory tax rate                                     34%
State and local taxes                                        5.5
Valuation allowance                                       (39.5)
                                                          -----

Effective rate                                               - %
                                                            ====

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2001 and December 31, 2000 consisted of the following:

                                             June 30,                December 31,
                                                2001                       2000
                                          ----------                 ----------
Accounts payable                         $       7,127               $      54,104
Accrued expenses                                 7,000                       4,000
Accrued interest                                   535                          83
                                         -------------               -------------

Total accounts payable accrued expenses   $     14,663                $     58,187
                                         =============               =============

         NOTE PAYABLE

As of June 30, 2001 and December 31, 2000, notes payable to related party consist of nine and two individual notes aggregating a total of $13,895 and $5,000, respectively. These notes are short-term borrowings with maturities of less than one year with an interest rate of 10%.

8.                STOCKHOLDERS' EQUITY

         On December 23, 1999 the Company issued 100,000 restricted common shares to I- Incubator.com, Inc. ("Incubator"), formerly known as Master Communication Corp. in consideration for services rendered in formation of the company valued at $100.

         On October 10, 2000, the Company authorized a forward split of 100 to 1 on its common stock. Immediately following the split Incubator owned 10,000,000 restricted common shares.

         On January 19, 2001 the Company entered into an agreement and plan of distribution ("spin-off") with its parent company Incubator. Shareholders of Incubator received .4111 shares of the Company's common stock for each share of incubator. The spin-off resulted in 8,585 additional shares issued due to rounding.

9.       RELATED PARTY TRANSACTIONS

         The Company has received funds from Incubator to meet various working capital requirements. For the six months ended June 30, 2001 and year ended December 31, 2000, these advances totaled $0 and $145 and are non-interest bearing and due on demand.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

         On September 1, 2000, the Company entered into an agreement with Michael D. Farkas, the director of Incubator, a related party to purchase two domain names, I-AntiqueAuction.com and I-AntiqueAuction.net, for $50,000. On May 8, 2001 this agreement was terminated and ownership of the domain name was returned to Michael D. Farkas.

Between October 2000 and May 2001, the Company issued to Atlas Equity Group, Inc., nine promissory notes aggregating $13,895. The promissory notes bear interest of 10% per annum and were due and payable on dates ranging from January 2001 through May 2002. Atlas Equity is a majority shareholder of the company.

Item 2.  Management's Discussion and Analysis

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements and notes thereto. Concept Digital, Inc. is a development - stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

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

PERIOD FROM DECEMBER 23, 1999 (INCEPTION) THROUGH JUNE 30, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Loss from operations since inception have amounted to $29,029, primarily consisting of accounting($16,079), legal ($7,792) and corporate fees ($3,479).

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Development stage income during the six months ended June 30, 2001 was $33,016 as compared to development stage expense of $245 for the period ended June 30, 2000.

Income for the six months ended June 30, 2001 derived from a cancellation of indebtedness from the purchase of our domain name ($50,000). Expenses for the six months ended were primarily accounting ($8,072) and legal fees ($4,453) in connection with annually and quarterly regulatory filings along with corporate fees of ($3,110) which consist of transfer agent fees and organization expense.

Expenses for the six months ended June 30, 2000 were primarily in connection with costs incurred with the formation of the Company.

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Development stage income during the three months ended June 30, 2001 were $40,138 as compared to development stage expenses of $195 for the three months ended June 30, 2000.

Income for the three months ended June 30, 2001 derived from a cancellation of indebtedness from the purchase of our domain name ($50,000). Expenses for the three months were primarily accounting ($5,572), legal ($2,946), and corporate fees ($936). These fees are related to the Company's quarterly regulatory filings.

Expenses for the three months ended June 30, 2000 are in connection with the formation of the company.

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

For the six months ended June 30, 2001, we incurred a net gain of $33,016. Our accumulated deficit since inception is $29,029. Such accumulated losses have resulted primarily from costs incurred in the purchase of our domain name and various professional fees.

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

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS OF FORM 8K
         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

                             Concept Digital, Inc.
                             (Registrant)

Date: August 14, 2001        /s/ Jamee Kalimi
                             --------------------------
                                 Jamee Kalimi
                                 President