Form 10KSB
period 2001-12-31
CONCEPT DIGITAL INC /DE/
filed 2008-04-07
CIK 1128724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-KSB
___________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2001

Commission File #0-32029

CONCEPT DIGITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

22-3698370
(IRS Employer Identification Number)

298 Fifth Avenue
New York, NY, 10001
 (Address of principal executive offices)(Zip Code)

(212) 564-1600
 (Registrant’s telephone no., including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

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

Yes  ☐   No    ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Exchange Act.

Yes  ☐   No    ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2001: $3,000

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 7, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of April 7, 2008 is: 39,683,381

Transfer Agent as of April 7, 2008:                   Corporate Stock Transfer
3200 Cherry Creek Drive, Suite 430
Denver, CO 80209

Forward-Looking Statements

This Form 10-KSB contains “forward-looking statements” relating to Concept Digital, Inc. (the “Company”), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as losses, dependence on management, variability of quarterly results, and the ability of the Company to develop a growth strategy and compete with other companies in its industry, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As of December 31, 2000, i-AntiqueAuction.com, Inc. (the "Company" or "i-Antique") was a development stage company which was anticipating the completion of a specialized online person- to-person trading website dedicated to bringing together antique sellers and buyers. The website would have resided at WWW.I-ANTIQUEAUCTION.COM, and will attempt to serve as a centralized auction for buyers and sellers to meet, negotiate sales, and finally consummate transactions directly, thereby bypassing the time and expense of intermediaries.  In addition, i-Antique owns the domain names "i-AntiqueAuction.com" and "i-AntiqueAuction.net". Anticipated sales would have been conducted by a traditional rising price auction (the highest bid wins), and will be hosted by the Company. The Company's goal was to create an integrated antique site for individuals on both sides of the transaction, and thus would offer additional value added services through links to its strategic partners. i-Antique anticipated that it will achieve this goal by growing through acquisitions of companies and businesses in complimentary industries. In addition to the auction, anticipated products offered through strategic partners will include: loan services, insurance, antique appraisal, moving and shipping companies, interior design specialists, content links for researching antiques and collectibles, and image hosting services for showing an item on line.

Our corporate offices are located at 136 West 32nd Street, New York, NY 10001. Our corporate staff consists of one person experienced in the online market. The Company's telephone number is (212) 564-1600.

Concurrently with the share exchange discussed below, the Company changed its business plan to become a development stage company whose goal is to become a leading provider of digital imaging services and changed its name to Concept Digital, Inc.

In September 2001, the Company completed a share exchange with PhotoAmerica, Inc.  a New York corporation ("PAI") where the Company would acquire all the issued and outstanding shares of capital stock of PAI in exchange solely for shares of Concept Digital common stock. PAI operates the website photoamerica.com, which enables digital camera users to upload their photographs via the Internet to our outsourced developing facility for processing.

DIGITAL CAMERAS

Today, consumers can buy a digital camera with mega-pixel resolution, offering all the features of top-of-the-line 35mm cameras, such as zoom lenses and manual controls. Most digital cameras also come equipped with a built in monitor that allows the photographer to review the picture immediately after taking it. The most commonly quoted benefit of digital cameras is that it allows the photographer to immediately determine if he is satisfied with the image. If not, the image is simply deleted and the picture can be re-shot.  Digital cameras also allow photographers to transfer their images to a computer and digitally manipulate and enhance the photo before printing it. This is a far more desirable alternative than film based cameras, where the photographer can only determine if a picture is to their liking after it has been developed (industry surveys show that the average consumer typically only likes four out of every 36 pictures printed).

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

PRODUCTS AND SERVICES

THE WEBSITE

Our website will be the primary tool through which customers will purchase products and services and through which we will conduct marketing initiatives for its Profit Partners. The website is expected to feature related content and advertising targeted to the Company's customer base, and links to other appropriate sites. The following is an overview of the site's features:

CUSTOMER ACTIVATION

The website has been planned to be straightforward and minimally intrusive; customers will review and fully evaluate all services of the site, short of placing an order, without providing us with any personal information.  Customers will be able to immediately begin to upload images upon entering the site.

Specifically, we have planed to accept customer images in virtually any format compatible with digital images, including jpegs (.jpg), bitmaps (.bmp), tiffs (.tif), encapsulated post script (.eps) and more.

GENERAL CONTENT

In addition to serving as the primary interface to customers, our website will provide a community environment, offering visitors advice regarding digital photography, cameras and related products.

ARTICLES

Additionally, it is anticipated that our website will feature articles written to inform digital camera users on a broad variety of topics such as photography techniques, industry trends, accessory introductions, and "Ask the Expert".

BUYING GUIDE

We plan to engage a professional writer to prepare a buying guide that will be updated regularly.  This service can attract potential customers to our planned website and may also induce digital camera manufacturers and retailers to advertise on the website.

CUSTOMER SERVICE

The regularly updated FAQ section of the site will assist customer with issues.  Also, the customer service department will be able to be contacted via email from the website.

WARRANTY REGISTRATION

Although many manufacturers enable customers to do so through their own site, the vast majority of consumer do not register their electronic purchases, either on-line or by mail.  We may work with manufacturers to offer incentives, such as a free reprint, to consumers that use the site to register their electronic purchases. This information can then be shared with the manufacturer for additional marketing purposes.

DIRECTORY OF PROFIT PARTNERS

As a part of our planned Profit Partner program, we plan to feature the names, addresses and phone numbers of all future merchant partners and companies on the website.

ADVERTISING AND RESOURCE LINKS

We plan to sell advertising to a variety of camera and related equipment manufacturers in addition to other e-tailers seeking to target its customer base on our site.

Longer term, we may provide links to resources for our customers to photography magazines.

PROCESSING SYSTEMS

Our primary activity will be the production of images from digital feeds.  Customers can upload selected images to our server where they will be stored in a file database, from which they can be retrieved, modified and printed as often as desired. Using state-of-the-art equipment, outsourced technicians will apply the silver-halide chemical process used to process film-based photographic images.

Digital processing activities will be outsourced to major digital processor facilities.  The photo finishing process will begin with the entry of each order into a customer database, primarily using information provided by the anticipated customer. Each order will receive a bar-coded identification number that will enable the tracking of the order throughout the production process.  Once the files have been uploaded, each image will be computer analyzed and color-corrected as warranted or instructed, then printed on photographic paper.  Shipping information will then be printed on labels and forwarded to the traffic department to await completion of the order. After a visual quality inspection, the orders will be packaged for delivery. Orders for which recipients will provide e-mail addresses will be digitized and delivered through the our Internet Service Provider

STANDARD REPRODUCTIONS

Using the information gathered during customer registration and order placing, we will provide a selection of printing alternatives.  We plan to offer a variety of print packages including the following:

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

ACCESSORIES AND NOVELTIES

We plan to offer an extensive array of accessory products and novelties including frames and photo-personalized gifts ranging from mugs to T-shirts to greeting cards.  Pricing for these items will be in the $2.35 to $29.95 range and will be sold on the website.

ELECTRONIC GREETING CARDS

We plan to develop an extensive library of electronic cards, designer frame templates and email backgrounds that can be applied to a customer's printout. Customers will be able to choose from an array of designs, including birthdays, anniversaries, holidays and other standard occasions.  Customers will also be able to create customized cards with a personalized greeting.

DISTRIBUTION

It is anticipated that completed orders will be shipped to the addresses designated by the customer upon completion of the order. Standard distribution will be United States Postal Service, First Class, however customers will have the option of selecting priority or overnight delivery service for an extra cost.

ON-LINE ADDRESS BOOK

It is anticipated that customers may provide us with multiple addresses for delivery of their photographs or other products. For example, a customer might wish to order multiple copies of a Christmas card to be mailed to list of family and friends. These names and addresses will then be stored in the customer's file for future use.

IMAGE STORAGE AND MANAGEMENT

Current plans will allow us to offer our customers the ability to store and access their images (even those that are not printed) on our server at no charge.

ACCOUNT MANAGEMENT

Customers will be offered a database management tool which will enable them to manage all aspects of the electronic distribution of their library. Using these tools, a customer will be able to enter addresses, calendar reminders, etc. The site will also enable the customer to keep track of pending and completed orders with the our Company.

MARKETING AND ROLL OUT STRATEGY

We are in the process of developing a rollout strategy. We anticipate that it will enable us to penetrate the market and overtime, establish a leadership position in the online processing of digital images. This strategy comprises the following steps.

         O        INTRODUCE PRODUCTS AND SERVICES TO INDUSTRY PARTICIPANTS
         O        ESTABLISH PROFIT PARTNER DEALER NETWORK
         O        IMPLEMENT AGGRESSIVE SALES AND MARKETING CAMPAIGNS

INTRODUCE PRODUCTS AND SERVICES TO INDUSTRY PARTICIPANTS

We expects to utilize a variety of tools to present the website and services to potential Profit Partners, however we believe it will have broadest access to its target audience at industry trade shows.  We anticipate signing up vendors for the Profit Partner program at these types of shows. Management believes that trade shows and other industry events provide it with the ideal environment to feature the product.

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

Profit Partners are expected to come from the following sectors:

INDEPENDENT PHOTOGRAPHY SHOPS

There are more than an estimated 5,000 independent photography shops throughout the country and they continue to lose market share. This sector is increasingly faced with competition from three sources; two national photography chains, Ritz Camera Centers and Wolf Camera; mass merchandisers such as Wal-Mart and K-mart, as well as Internet vendors. The changing face of the market is forcing specialty shops to cut their margins or risk losing business.

EQUIPMENT MANUFACTURERS

We will seek to establish affiliations with digital camera manufacturers.  Our site will not sell any merchandise or services other than its own from the site, however it will provide links to the sites of Profit Partner manufacturers. Profit Partner manufacturers will feature our website by including the logo on packaging, coupon inserts with their products or through mention in users' manuals or newsletters.

RELATED VENDORS

We will seek to establish relationships with appropriate related vendors such as event photographers and frame manufacturers. Through these relationships, we anticipate vendors will offer the services of our Company as an added value to their customers. For example, wedding guests will be able to view the photographer's proofs in order to select and order their own set of photographs; frame buyers might get a discounted reproduction with the purchase of multiple frames.

We anticipate that our Profit Partner program will provide participants with significant benefits as discussed below:

COMPETITIVE EDGE

We anticipate that our program will enable Profit Partners to provide their customers with a unique and value-added service which will positively differentiate them from their competitors.

ADDITIONAL INCOME

It is anticipated that Profit Partners will be provided with a recurring commission in exchange for encouraging their customers to visit our website. This program will provide Profit Partners with a stream of income that would otherwise not be generated, and at no cost to them. Vendors will receive a fee on any transactions conducted by a referral throughout the term of their association with us. We will track all revenues and will forward Profit Partners checks on a quarterly basis.

COMPETITION

While there are few companies that compete directly with us, the Company anticipates competing indirectly with a variety of sources as described below.

PROCESSING OF TRADITIONAL FILM TO DIGITAL IMAGES

Kodak gives consumer the ability to develop non-digital film and receive prints as well as digital images of the photo via e-mail or on disk for viewing on a personal computer. Wal-Mart Stores Inc. and Fuji also offer Internet-based photo centers.

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

Employees

As of December 31, 2001, the Company employed one person. In addition, depending on client demand, the Company will utilize manpower agencies to contract between additional persons on a temporary, part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employee is good.

ITEM 2.     DESCRIPTION OF PROPERTY

During the period ended December 31, 2001, the Company shared office space in a building located at 136 West 32nd Street, New York, NY 10001. The Company rented this office space on a month-to-month basis from an affiliated entity, rent expense aggregated $48,000 in 2001.

The company presently shares office space in a building located at 298 Fifth Avenue, New York, NY 10001 for an indefinite amount of time at no charge.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not presently parties to any litigation, nor to the Company’s knowledge and belief is any litigation threatened or contemplated.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2001, there is no public market for our common stock.  As such, the Company’s common stock is not currently available for trading.

Holders

As of December 31, 2001, in accordance with our transfer agent records, there were 133 shareholders of record of the Company’s common stock.

Dividends

The Company does not intend to issue dividends. However, should we decide to issue dividends, any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

In September 2001, we issued 1,500,000 shares of our common stock (valued at $180,000), to 18 Consumer Electronics & Photo Corp., a company controlled by the Company’s majority stockholder, to fund substantially all current sales, marketing and administrative expenses for one year.  This was amortized through September 30, 2002.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. Such issuance qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Mr. Darrow was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Darrow had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction. .

In September 2001, 100,000 common shares were issued to Richard Darrow, in exchange for services rendered at $.12 per share.  Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. Such issuance qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Mr. Darrow was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Darrow had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Stock Options Grants/Warrants

As of December 31, 2001, we have stock options outstanding on 1,880,000 shares of our common stock.

In connection with a private placement in 2000, the Company granted warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.10 per share expiring in 2010.  Our securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such securities. All of the above issuances of our securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such securities by us did not involve a public offering. The above listed parties were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the above listed parties had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares and the shares underlying the warrants would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction

In 2000, the Company issued warrants to purchase 750,000 shares with an exercise price of $.10 per share expiring in 2010 to a consultant and granted, to various consultants, options under the stock option plan to purchase 135,000 shares of common stock with an exercise price of $.12 per share and expiring from 2005 to 2010.  These warrants and options were valued using the Black-Scholes option pricing model with the following assumptions; dividend yield 0%, volatility 0%, expected life ranging from 5 to 10 years, risk free interest rates ranging from 5.8% to 6.3%.  The charge to operations aggregated $41,000.  Our securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such securities. All of the above issuances of our securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such securities by us did not involve a public offering. The above listed parties were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the above listed parties had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares and the shares underlying the warrants would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

In 2001, the Company issued options to purchase 600,000 shares with an exercise price of $.10 per share expiring in 2011 to a consultant and a director.  These options were valued using the Black-Scholes option pricing model with the following assumptions; dividend yield 0%, volatility 0% (since the options were granted prior to the reverse acquisition of CDI), expected life 10 years, risk free interest rates ranging from 4.7% to 5.3%.  The charge to operations aggregated $28,000.  As of December 31, 2001, 3,795,000 shares were reserved for issuance of common stock under the stock option plan and for other stock options and warrants outstanding.  Our securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such securities. All of the above issuances of our securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such securities by us did not involve a public offering. The above listed parties were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the above listed parties had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares and the shares underlying the warrants would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. I-Antiqueauction.Com, Inc. is a development stage company. Because the Company has generated nominal revenue, it reports its plan of operation below.

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

PERIOD FROM DECEMBER 23, 1999 (INCEPTION) THROUGH DECEMBER 31, 2001

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Operating expenses since inception have amounted to $1,544,000 primarily consisting of general and administrative ($1,345,000) and website development costs ($199,000).  Legal costs were incurred in connection with regulatory filings.

YEAR ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Development stage expenses during the year ended December 31, 2001 were $491,000 as compared to $864,000 for the year ended December 31, 2000.

Expenses for the year ended December 31, 2001 of $435,000 were primarily general and administrative.

LIQUIDITY AND CAPITAL RESOURCES

Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from sales of its capital stock and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting fees.

The Company continues to experience cash flow shortages, and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going concern. The Company is seeking several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.

Concept Digital, Inc.
(a development stage enterprise)

Contents

 Page

Consolidated Financial Statements

Report  of independent registered public accounting firm                                                                   F-1

Balance sheet as of December 31, 2001                                                                                                   F-2

Statements of operations for the years ended December 31, 2001 and 2000 and for the cumulative period from June 15, 1999
(inception) to December 31, 2001                                                                                                         F-3

Statements of stockholders' equity (capital deficiency) for the cumulative period
from June 15, 1999 (inception) to December 31, 2001                                                                        F-4

Statements of cash flows for the years ended December 31, 2001 and 2000 and for the cumulative period from June 15, 1999
(inception) to December 31, 2001                                                                                                          F-5

Notes to financial statements                                                                                                                    F-6

See report of independent registered public accounting firm and the accompanying notes to financial statements

Concept Digital, Inc.
(a development stage enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Concept Digital, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Concept Digital, Inc. and subsidiary (a development stage enterprise) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period ended December 31, 2001 and for the cumulative period from June 15, 1999 (inception) to December 31, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concept Digital, Inc. and subsidiary as of December 31, 2001, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2001 and for the cumulative period from June 15, 1999 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency of $254,000 and a capital deficiency of $279,000 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner LLP

Florham Park, New Jersey
March 25, 2002

See report of independent registered public accounting firm and the accompanying notes to financial statements

Concept Digital, Inc.
(a development stage enterprise)

Consolidated Balance Sheet
December 31, 2001

ASSETS
Current assets:
Cash	$13,000
Accounts receivable net of allowance for uncollectible accounts of $9,000	35,000
Prepaid expenses	4,000

Total current assets	52,000

Equipment, net of accumulated depreciation of $157,000	77,000
Due from related parties	8,000
Other assets	12,000

$149,000

LIABILITIES
Accounts payable and accrued expenses	$109,000
Accounts payable – related party	79,000
Loan payable	16,000
Due to related party	102,000

Total current liabilities	306,000

Deferred revenue	122,000

Total liabilities	428,000

CAPITAL DEFICIENCY
Common stock, $.0001 par value; authorized 100,000,000 shares,
issued and outstanding 39,683,381 shares	4,000
Additional paid-in capital	1,504,000
Deficit accumulated during the development stage	(1,667,000)
Less common stock issued in exchange for funding obligation	(120,000)
(279,000)

$149,000

See report of independent registered public accounting firm and the accompanying notes to financial statements

Concept Digital, Inc.
(a development stage enterprise)

Consolidated Statements of Operations

			Cumulative Period
			from June 15, 1999
	Year Ended		(Inception) to
	December 31,		December 31,
	2001	2000	2001

Revenue	$3,000		$3,000
Cost of services	2,000		2,000
	1,000		1,000

Operating expenses:
Website development	56,000	$3,000	199,000
General and administrative	435,000	861,000	1,345,000

Loss from operations	(490,000)	(864,000)	(1,543,000)

Other income (expense)
Interest income		2,000	3,000
Interest expense	(4,000)		(4,000)
	(4,000)	2,000	(1,000)

Loss before extraordinary item	(494,000)	(862,000)	(1,544,000)
Extraordinary item – extinguishment of debt	(88,000)		(88,000)

Net loss	$(582,000)	$(862,000)	$(1,632,000)

Basic and diluted per share data:
Loss before extraordinary item	$(.02)	$(.03)
Extraordinary item – extinguishment of debt	(.00)

Net loss	$(.02)	$(.03)

See report of independent registered public accounting firm and the accompanying notes to financial statements

Concept Digital, Inc.
(a development stage enterprise)

Consolidated Statement of Stockholders' Equity (Capital Deficiency)
Cumulative Period from June 15, 1999 (inception) to December 31, 2001

					Common
				Accumulated	Stock Issued
			Additional	During the	in Exchange
	Common Stock		Paid-in	Development	Funding
	Shares	Amount	Capital	Stage	Obligation	Total

Issuance of stock to founder	22,000,000	$2,000	$(2,000)			$0
Stock issued in connection with a
private placement for cash of $0.10
per share, net of costs during
November and December 1999	8,350,260	1,000	785,000			786,000
Issuance of stock in exchange for
equipment in November 1999 ($0.07 per share)	1,600,000		113,000			113,000
Issuance of stock for services in
December 1999 ($0.10 per share)	350,000		35,000			35,000
Net loss				$(188,000)		(188,000)
Balance, December 31, 1999	32,300,260	3,000	931,000	(188,000)		746,000

Stock issued in connection with a private placement for
cash of $0.10 per share, net of costs in February 2000	200,000		20,000			20,000
Stock issued in connection with a private placement for cash
of $0.12 per share, net of costs during May through October 2000	850,000		102,000			102,000
Stock issued as compensation for services ($0.10 per share)	505,000		51,000			51,000
Options exercised	200,000		20,000			20,000
Warrants and options granted to consultants			41,000			41,000
Net loss				(862,000)		(862,000)
Balance, December 31, 2000	34,055,260	3,000	1,165,000	(1,050,000)		118,000

Stock issued in exchange for debt	995,143		119,000			119,000
Stock issued to a company controlled by the Company's
majority stockholder in September 2001 ($0.12 per share)	1,500,000		180,000		$(180,000)
Stock issued as compensation for services rendered
($0.12 per share)	100,000		12,000			12,000
Stock options issued as compensation for services rendered			28,000			28,000
Stock issued in reverse acquisition	3,032,978	1,000		(35,000)		(34,000)
Net Loss				(582,000)	60,000	(522,000)
Balance, December 31, 2001	39,683,381	$4,000	$1,504,000	$(1,667,000)	$(120,000)	$(279,000)

See report of independent registered public accounting firm and the accompanying notes to financial statements

Concept Digital, Inc.
(a development stage enterprise)

Consolidated Statements of Cash Flows
			Cumulative Period
			from June 15, 1999
			(Inception) to
	Year Ended December 31,		December 31,
	2001	2000	2001
Cash flows from operating activities:
Loss before extraordinary item	$(494,000)	$(862,000)	$(1,544,000)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	92,000	74,000	171,000
Provision for uncollectible accounts	9,000		9,000
Common stock and stock options issued in
exchange for services	100,000	92,000	227,000
Changes in:
Accounts receivable	(44,000)		(44,000)
Prepaid expenses	(4,000)	148,000	(4,000)
Due from related parties	10,000	(6,000)	(8,000)
Deferred revenue	122,000		122,000
Accounts payable	123,000	35,000	170,000
Net cash used in operating activities	(86,000)	(519,000)	(901,000)

Cash flows from investing activities:
Purchase of property and equipment		(41,000)	(121,000)
Other assets			(26,000)
Net cash used in investing activities		(41,000)	(147,000)

Cash flows from financing activities:
Increase in bank overdraft	(3,000)	3,000
Loans payable		31,000	31,000
Issuance of common stock		142,000	915,000
Collection on stock subscription receivable		13,000	13,000
Due related party	102,000		102,000
Net cash provided by financing activities	99,000	189,000	1,061,000

Net increase (decrease) in cash at end of period	13,000	(371,000)	13,000
Cash at beginning of period	0	371,000	0

Cash at end of period	$13,000	$0	$13,000

Interest paid in cash	$4,000		$4000

Supplemental disclosures of noncash investing and
financing activities:
Stock subscription receivable for common stock in
connection with the private placement offering			$13,000
Issuance of 1,600,000 shares of common stock to a
related party in exchange for equipment recorded at
the lower of net book amount and fair value			113,000
Issuance of stock in exchange for debt	$31,000		31,000
Net noncash liabilities assumed in reverse acquisition	(34,000)		(34,000)

Exchange of $31,000 of debt for 995,143 shares of its
common stock, valued at $119,000	(88,000)		(88,000)

See report of independent registered public accounting firm and the accompanying notes to financial statements

Concept Digital, Inc.
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001

Note A – Organization, Basis of Presentation and Summary of Significant Accounting Policies

[1]	Organization and basis of presentation:

Concept Digital, Inc. (the "Company") through its wholly owned subsidiary, PhotoAmerica, Inc. ("PAI") is a development stage enterprise engaged in the marketing and issuing warranties primarily for digital cameras.  Previously, PAI was developing an Internet facility for processing digital images.

On September 26, 2001, PhotoAmerica, Inc. merged with Concept Digital, Inc., (“CDI”) a publicly traded development stage enterprise that had 3,032,978 shares of common stock outstanding prior to the merger.  Pursuant to the merger agreement, the Company acquired all of the outstanding common stock of PhotoAmerica, Inc. in exchange for 35,000,283 shares of CDI common stock.  The merger has been accounted for as a recapitalization by PhotoAmerica, Inc. The equity accounts of PAI has been restated to give effect to the CDI shares issued to the PAI shareholders.  No goodwill has been recorded in connection with the transaction.  The 3,032,978 shares of CDI outstanding were valued at $(34,000), which represents the estimated fair value of the net liabilities of the Company as of September 26, 2001, resulting in a decrease in PhotoAmerica, Inc.'s stockholders equity. The historical deficit accumulated during the development stage of PhotoAmerica, Inc., adjusted for the effect of the net liabilities acquired, is being carried forward after the acquisition.  The results of CDI has been included in operations commencing September 26, 2001.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary after elimination of significant intercompany accounts and transactions.

There is no assurance that the Company's marketing efforts will be successful, that the Company will ever have commercially accepted services, or that the Company will achieve significant sales of any such services.  The Company has incurred losses from operations since its inception.  If the Company is unable to successfully market is services it is unlikely that the Company could continue its business.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has incurred substantial losses since its inception and has generated nominal revenue.  The Company has a working capital deficiency of $254,000 and a capital deficiency of $279,000. The Company will continue to require cash infusions of either debt or equity until it generates positive cash flow from operations.  Additionally, the Company has failed to file in a timely manner, its quarterly and annual reports with the Securities and Exchange Commission subsequent to the quarterly report as of and for the three months ended June 30, 2001.  Accordingly, there is substantial doubt about the ability of the Company to continue as a going concern. These financial statements include no adjustments relating to the potential inability of the Company to continue as a going concern.  The Company anticipates that its majority stockholder will continue advancing funds as required.

[2]	Equipment:

Equipment is recorded at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 3 years).  Depreciation expense for the years ended December 31, 2001 and 2000 and the cumulative period from June 15, 1999 (inception) to December 31, 2001 aggregated $77,000, $74,000 and $156,000, respectively.

Concept Digital, Inc.
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001

Note A – Organization, Basis of Presentation and Summary of Significant Accounting Policies (continued)

[3]	Website development costs:

The Company accounts for its website development costs in a manner consistent with the Emerging Issues Task Force Issue 00-2, "Accounting for Website Development Costs" and American Institute of Certified Public Accountants Statements of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".  Accordingly, costs related to the development of internal use software other than those incurred during the application development stage are expensed as incurred.  Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software.

[4]	Trade names:

Purchased trade names are recorded at cost less accumulated amortization and are included in other assets. Trade names are being amortized over 2 years from the initial date of use.  Amortization expense for the year ended December 31, 2001 and accumulated amortization as of December 31, 2001 aggregated $14,000. There was no amortization expense for the year ended December 31, 2000.

[5]	Revenue recognition:

Revenue from processing images is recognized upon delivery of the images.  The Company recognizes revenue from warranties on electronics and cameras (which range from three to seven years from the purchase by the consumer) over the term of the warranty subsequent to the expiration of the manufacturer's warranty, which is generally one year.

     [6]  Advertising:

Advertising costs are expensed as incurred. For the years ended December 31, 2001 and 2000 and for the period from June 15, 1999 (inception) to December 31, 2001, advertising expense aggregated $17,000, $140,000 and $157,000, respectively.

[7]	Income taxes:

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the tax bases of assets and liabilities and their respective financial reporting amounts ("temporary differences") at enacted tax rates in effect for the years in which the differences are expected to reverse.

    [8]  Stock-Based Compensation:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows companies to either expense the estimated fair value of stock options or to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but to disclose the pro forma effects on net income had the fair value of the options been expensed.  The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Concept Digital, Inc.
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001

Note A – Organization, Basis of Presentation and Summary of Significant Accounting Policies (continued)

[9]	Per share information:

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding, assuming all dilutive potential common shares were issued using, with respect to the assumed proceeds from the exercise of dilutive options and warrants, the treasury stock method calculated based upon average market price for the period.  The weighted average number of common shares outstanding for the year ended December 31, 2001 and 2000 was 36,198,199 and 33,270,547, respectively; options and warrants (2,730,000 in 2001 and 2,085,000 in 2000) have been excluded since they are anti dilutive.

[10]	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of income and expenses during the reporting period.  Actual results could differ from those estimates.

[11]	New accounting standards:

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements.  Management had complied with this statement.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.   In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level.  The Company implemented SFAS No. 142 on January 1, 2002.  Management does not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company is required to implement SFAS No. 143 on January 1, 2003.  Management does not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lives Assets and for Long-Lived Assets to Be Disposed Of.”  The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations.  It also expands the previously existing reporting requirement for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale.  The Company implemented SFAS No. 144 on January 1, 2002.  Management does not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

Note B – Related Party Transactions

During 2001, the Company sold digital camera warranties to a company controlled by the Company's majority stockholder.  As of December 31, 2001, due from related parties represents amounts due from the sale of warranties to this company.

Concept Digital, Inc.
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001

Due to related party is an amount due to the Company's majority stockholder which bears interest at 6% and is due on demand.  Interest expense aggregated $3,000 as of December 31, 2001.

In September 2001, a company controlled by the Company's majority stockholder, in exchange for 1,500,000 shares of the Company's common stock (valued at $180,000) agreed to fund substantially all current sales, marketing and administrative expenses for one year.  This is being amortized through September 30, 2002; accordingly as of December 31, 2001, the unamortized balance of $120,000 is included as a component of the capital deficiency.

The Company rents office space on a month-to-month basis from an affiliated entity, rent expense aggregated $48,000 in 2001, $48,000 in 2000 and $96,000 from June 15, 1999 (inception) to December 31, 2001.

A member of the board of directors is a partner in the Company's principal law firm.  During the year ended December 31, 2001 and 2000 and for the period from June 15, 1999 through December 31, 2001, the Company incurred legal fees to the firm aggregating $79,000, $50,000 and $152,000, respectively.  Accounts payable – related party of $79,000 is due to the law firm.

Note C – Loans Payable

The loan payable of $16,000 bears interest at 10% per annum and matured in May 2002.

In August 2000, an unaffiliated individual, advanced $6,000 to the Company. In June 2001, the loan was exchanged for 195,000 shares of the Company's common stock and the Company recognized an extraordinary loss of $17,000.

In connection with the initial merger proposal with CDI, an affiliate of CDI, loaned the Company $25,000. In March 2001, this loan was exchanged for 800,143 shares of the Company's common stock and the Company recognized an extraordinary loss of $71,000.

Concept Digital, Inc.
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001

Note D – Stockholders' Equity

[1]	Stock options:

During the year ended December 31, 1999, the board of directors authorized the issuance of employee stock options to purchase 1,210,000 shares of common stock.  The options, which vested immediately, have an exercise price of $0.10 per share.

In January 2000, the Company's board of directors authorized an employee stock option plan under which 1,200,000 shares of common stock are reserved for issuance upon exercise of either incentive or non-incentive stock options, which may be granted from time to time by the Board of Directors to employees.  The Board of Directors determines the option price (not to be less than estimated fair value for incentive options) vesting period and expiration date (not to exceed 10 years) at the date of grant.

The Company applies APB 25 in accounting for its stock option plan and, accordingly, recognizes compensation expense for the difference between the intrinsic value of the underlying common stock and the exercise price of the option at the date of grant.  Had compensation cost for the Company's stock option plan been determined based upon the fair value of the option at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No.123, the Company's pro forma loss and pro forma loss per share for 2001 and 2000 would have been approximately $585,000 and $868,000, and $(0.02) and $(0.03) per share, respectively.  The weighted average fair value of the options granted during  2001 and 2000 was $0.04 and $0.05 per share, respectively, on the dates of grant using the Black-Scholes option pricing model with the following assumptions; dividend yield 0%, volatility 0% (since the options were granted prior to the reverse acquisition of CDI), expected life 10 years, risk free interest rates ranging from 4.7% to 5.6%.

The following summarizes stock option transactions:
	2001		2000
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding options at the beginning
of year	1,235,000	$0.10	1,210,000	$0.10
Options granted	645,000	0.12	250,000	0.12
Options expired or canceled			(25,000)	0.12
Options exercised			(200,000)	0.10
Outstanding options at the end of
year	1,880,000	$0.11	1,235,000	$0.10

The following table summarizes information about the plan's options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(In Years)	Price	Exercisable	Price

$0.10 – $0.12	1,880,000	8.4	$0.11	1,797,500	$ 0.11

Concept Digital, Inc.
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001

Note D – Stockholders' Equity (continued)

[2]	Warrants and Non-Employee Options

In connection with an equity private placement in 2000, the Company granted warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.10 per share expiring in 2010.

In 2000, the Company issued warrants to purchase 750,000 shares with an exercise price of $.10 per share expiring in 2010 to a consultant and granted, to various consultants, options under the stock option plan to purchase 135,000 shares of common stock with an exercise price of $.12 per share and expiring from 2005 to 2010.  These warrants and options were valued using the Black-Scholes option pricing model with the following assumptions; dividend yield 0%, volatility 0%, expected life ranging from 5 to 10 years, risk free interest rates ranging from 5.8% to 6.3%.  The charge to operations aggregated $41,000.

In 2001, the Company issued options to purchase 600,000 shares with an exercise price of $.10 per share expiring in 2011 to a consultant and a director.  These options were valued using the Black-Scholes option pricing model with the following assumptions; dividend yield 0%, volatility 0% (since the options were granted prior to the reverse acquisition of CDI), expected life 10 years, risk free interest rates ranging from 4.7% to 5.3%.  The charge to operations aggregated $28,000.  As of December 31, 2001, 3,795,000 shares were reserved for issuance of common stock under the stock option plan and for other stock options and warrants outstanding.

Note E - Income Taxes

The significant components of the Company's deferred tax asset as of December 31, 2001 are as follows:

Deferred income tax asset:
Net operating losses carryforwards	$631,000
Deferred revenue	51,000
Other	4,000
686,000
Valuation allowance	(686,000)

Net deferred income tax asset	$0

The significant components of the provision for income taxes for the years ended December 31, 2001 and 2000 are as follows:

	2001	2000

Deferred:
Federal	$176,000	$302,000
State	72,000	71,000
Change in valuation allowance	(248,000)	(373,000)

Total	$0	$0

Concept Digital, Inc.
(a development stage enterprise)

Notes to Consolidated Financial Statements
December 31, 2001

Note E – Income Taxes (continued)

As of December 31, 2001, the Company has net operating loss carry forwards of approximately $1,500,000 for federal income tax purposes, which expire through 2021.

The difference between the statutory federal income tax rate (tax benefit) on the Company's loss before provision for income taxes and extraordinary item and the Company's effective income tax rate is summarized as follows:

	2001	2000

Statutory federal income tax rate	(34.0)%	(34.0)%
Other	1.0	(1.0)
Increase in valuation allowance	33.0	35.0

Effective income tax rate	0%	0%

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's independent auditor for the fiscal year ended on December 31, 2001 was Eisner LLP.  The Company’s current independent auditor is Seligson and Giannattasio, LLP of White Plains, New York. The Company changed auditors for the fiscal year ended on December 31, 2002 as a cost effective move.  The Company does not presently intend to change independent auditors. At no time have there been any disagreements with such independent auditors regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiaries, as of April 7, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

NAME	AGE	WITH COMPANY SINCE	DIRECTOR/POSITION
Joseph Douek	33	2001	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer
Richard Darrow,	53	2001	Director

JOSEPH DOUEK, 33.  CHAIRMAN OF THE BOARD OF DIRECTORS, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER.

Mr. Joseph Douek was born, raised and currently resides in Brooklyn, NY.  He is the Chief Executive Officer and owner of Willoughby’s since 1994.  Established in 1898, Willoughby’s is NYC’s oldest photographic retailer.  Mr. Douek’s responsibilities include overseeing the day to day activities of Willoughby’s and its long term strategic planning.

In December 2001, Mr. Douek was appointed by The Honorable Mayor Rudolph Giuliani as Brooklyn’s representative to the NYC Economic Development Corporation Board of Directors.  Since 2001 Mr. Douek has continued to serve as an EDC Board Member and has been reappointed by NYC Mayor, The Honorable Michael Bloomberg.

In addition to serving as an appointed official in the capacity of a NYC Economic Development Corporation Board Member, in February 2002 Mr. Douek was appointed by The Honorable Mayor Mike Bloomberg to serve as the Brooklyn representative to the NYC Industrial Development Agency Board of Directors Mr. Douek continues to serve as an IDA Board Member and has initiated efforts to promote economic development in Brooklyn and all the five Boroughs of NYC.

RICHARD DARROW, 53.  DIRECTOR.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were not filed as of the date of this filing.

Code of Ethics

We have not adopted a Code of Ethics.

ITEM 10.    EXECUTIVE COMPENSATION

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal year ending December 31, 2001 for the executive officers who were serving as of fiscal year ending December 31, 2001, whose salary and bonus during fiscal year ending December 31, 2001 exceeded $100,000. In 2001, no officer received compensation in excess of $100,000.

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	RESTRICTED STOCK AWARD ($)	TOTAL ($)

Joseph Douek, Chief Executive Officer (1)	2001	0	0	0	0

(1)
Pursuant to a Merger Agreement executed on September 14, 2001 between Concept Digital, Inc., Concept Digital Acquisition Corporation and Photo America, Inc., Joseph Douek was appointed Chief Executive Officer of the Company.

Employment Agreements

No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2001 information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Security Ownership of Beneficial Owners (1):

TITLE OF CLASS	NAME & ADDRESS	AMOUNT	PERCENT (2)
Common Stock	Joseph Douek Chief Executive Officer	18,616,120	46.91%
Common Stock	Richard Darrow Director	100,000	0.25%
All directors and executive officers as a group (2 persons)		19,616,120	47.163%

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

(2)	For purposes of this table only, this percentage is based on 39,683,381 shares outstanding as of December 31, 2001.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2001, the Company sold digital camera warranties to a company controlled by the Company's majority stockholder.  As of December 31, 2001, due from related parties represents amounts due from the sale of warranties to this company.

Due to related party is an amount due to the Company's majority stockholder which bears interest at 6% and is due on demand.  Interest expense aggregated $3,000 as of December 31, 2001.

In September 2001, a company controlled by the Company's majority stockholder, in exchange for 1,500,000 shares of the Company's common stock (valued at $180,000) agreed to fund substantially all current sales, marketing and administrative expenses for one year.  This is being amortized through September 30, 2002; accordingly as of December 31, 2001, the unamortized balance of $120,000 is included as a component of the capital deficiency.

The Company rents office space on a month-to-month basis from an affiliated entity, rent expense aggregated $48,000 in 2001, $48,000 in 2000 and $96,000 from June 15, 1999 (inception) to December 31, 2001.

A member of the board of directors is a partner in the Company's principal law firm.  During the year ended December 31, 2001 and 2000 and for the period from June 15, 1999 through December 31, 2001, the Company incurred legal fees to the firm aggregating $79,000, $50,000 and $152,000, respectively.  Accounts payable – related party of $79,000 is due to the law firm.

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

3(i)       Certificate of Incorporation, as amended (1)

3.2       Bylaws, as amended

31.1	Certification of Certifying Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1	Certification of Certifying Officer Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)  Reports on Form 8-K

2.1       Agreement and Plan of Merger dated as of September 14, 2001 by and among the Company, Acquisition Corporation and PAI.Incorporated by reference to the Amended Form 8-K filed September 26, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CONCEPT DIGITAL, INC.

Dated:	April 7, 2008	By: /s/ Joseph Douek
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	April 7, 2008	By: /s/ Joseph Douek
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Dated:	April 7, 2008	By: /s/ Richard Darrow
Director