Form 10KSB
period 2002-12-31
CONCEPT DIGITAL INC /DE/
filed 2008-04-07
CIK 1128724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-KSB
___________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2002

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

Yes  ☐         No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2002: $96,000

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

Our corporate offices were located at 136 West 32nd Street, New York, NY 10001.  Our corporate offices are currently located at 298 Fifth Avenue, New York, NY 10001.  Our corporate staff consists of one person experienced in the online market. The Company's telephone number is (212) 564-1600.

Concurrently with the share exchange discussed below,, the Company changed its business plan to become a development stage company whose goal is to become a leading provider of digital imaging services and changed its name to Concept Digital, Inc.

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

Employees

As of December 31, 2002, the Company did not have any employees.

ITEM 2.    DESCRIPTION OF PROPERTY

During the period ended December 31, 2002, the Company shared office space in a building located at 136 West 32nd Street, New York, NY 10001 until June 30, 2002. The Company rented this office space on a month-to-month basis from an affiliated entity, Douek Holdings, Ltd., rent expense aggregated $24,000 in 2002.

The company presently shares office space with an affiliated company in a building located at 298 Fifth Avenue, New York, NY 10001 at no charge.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not presently parties to any litigation, nor to the Company’s knowledge and belief is any litigation threatened or contemplated.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2002, there is no public market for our common stock.  As such, the Company’s common stock is not currently available for trading.

Holders

As of December 31, 2002, in accordance with our transfer agent records, there were 133 shareholders of record of the Company’s common stock.

Dividends

The Company does not intend to issue dividends. However, should we decide to issue dividends, any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2002, we did not issue any shares of our common stock.

Stock Options Grants

As of December 31, 2002, we have stock options outstanding on 1,880,000 shares of our common stock.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following management’s discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our consolidated financial statements and notes thereto.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The accompanying consolidated financial statements have been on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, losses from June 15, 1999 (date of inception) through December 31, 2002 aggregated ($1,895,000) raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company cannot determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

CRITICAL ACCOUNTING POLICIES

Our accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require our management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are important to the portrayal of our financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management’s future estimates with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management’s current estimates.

Revenue recognition:

Revenue from processing images is recognized upon delivery of the images.  The Company recognizes revenue from warranties over the term of the warranty.

Income taxes:

The Company utilizes Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The accompanying consolidated financial statements have no provision for deferred assets or liabilities.

YEARS ENDED DECEMBER 31, 2002 AND 2001

Revenues during the year ended December 31, 2002 totaled $30,000 as compared to $3,000 for the year ended December 31, 2001. The increase in revenues is primarily related to the recognition of revenues for the warranties sold during the year ended December 31, 2001 for which the manufacturers warranty expired. There were no warranty sales during the year ended December 31, 2000 nor was any revenue from warranties recognized during the year ended December 31, 2001.

Losses during the year ended December 31, 2002 were ($228,000) compared to ($582,000) for the year ended December 31, 2001.

Expenses during the year ended December 31, 2002 the Company incurred were various professional fees such as accounting ($64,000), legal services ($15,000), and commissions ($56,000). Other operating expenses consist primarily of rent ($24,000), internet access ($24,000), website development and maintenance ($58,000) and general office ($12,000).

Expenses during the year ended December 31, 2001 the Company incurred were various professional fees such as accounting ($22,000), legal services ($84,000), and commissions ($28,000). Other operating expenses consist primarily of rent ($48,000), internet access ($16,000), website development and maintenance ($56,000), advertising ($17,000), salary ($55,000), director’s fees ($12,000) and general office ($33,000).

Liquidity and Capital Resources

Despite capital contributions and both related party and third party loan commitments, the Company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company’s growth.

The Company has primarily financed its activities from issuance of common stock of the Company and from loans from related and third parties.  A significant portion of the funds raised from the loans has been used to cover working capital needs.

In June 1999, the Company issued 22,000,000 common shares to the founder, in consideration for management services valued at $0.10.  Joseph Douek is deemed to be a founder and affiliate of the Company.

In November 1999 and December 1999, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933.  Common stock was offered to accredited and non-accredited investors for cash consideration of $.10 per share.  8,350,260 shares were issued to several unaffiliated investors and the Company received net proceeds totaling approximately $786,000.  That offering is now closed.

In November 1999, the Company issued 1,600,000 common shares in exchange for equipment valued at $113,000 to Douek Holdings Ltd., a company controlled by the Company’s majority shareholder.

In December 1999, The Company issued 350,000 common shares for services performed valued at $35,000.

In February 2000, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933.  Common stock was offered to accredited and non-accredited investors for cash consideration of $.10 per share.  200,000 shares were issued to several unaffiliated investors and the Company received net proceeds totaling approximately $20,000.  That offering is now closed.

In May 2000, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933.  Common stock was offered to accredited and non-accredited investors for cash consideration of $.12 per share.  850,000 shares were issued to several unaffiliated investors and the Company received net proceeds totaling approximately $102,000.  That offering is now closed.

In December 2000, The Company issued 505,000 common shares for compensation of services valued at $51,000.

In December 2000, 200,000 options were exercised at $.10 per share with the Company receiving $20,000 in proceeds.

In March 2001, the Company exchanged 800,143 common shares for monies loaned by an affiliate of CDI and the Company recognized an extra ordinary loss of $71,000.

In June 2001, the Company issued 195,000 common shares in exchange of an advance by unaffiliated individual and the company recognized an extraordinary loss of $17,000.

In June 2001, the Company granted, as compensation for services, stock options to purchase 300,000 shares of the Company’s common stock at an exercise price of $.12 per share.

In September 2001, a company controlled by the Company’s majority stockholder, exchanged for 1,500,000 shares of the Company’s common stock (valued at $180,000) agreed to fund substantially all current sales, marketing and administrative expenses for one year.  This was being amortized through September 30, 2002 and the unamortized balance was included as a component of the capital deficiency.

On September 26, 2001, Photo America, Inc. merged with Concept Digital, Inc. (“CDI”) a publicly traded development stage enterprise that had 3,032,978 shares of common stock outstanding prior to the merger.  Pursuant to the merger agreement, the Company acquired all of the outstanding common stock of Photo America, Inc. in exchange for 36,650,403 shares of CDI common stock.  The merger has been accounted for as a recapitalization by Photo America, Inc.  The equity accounts of PAI have been restated to give effect to the CDI shares issued by the PAI shareholder.

In September 2001, 100,000 common shares were issued in exchange for services rendered valued at $12,000.

In September 2001, the Company granted, as compensation for services, stock options to purchase 300,000 shares of the Company’s common stock at an exercise price of $.12 per share.

The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

ITEM 7.    FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

TABLE OF CONTENTS

 Page(s)

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                                     F-1-F-2

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002 AND FOR THE YEARS
      ENDED DECEMBER 31, 2002 AND 2001

Consolidated balance sheet                                                                                                                              F-3

Consolidated statements of operations                                                                                                          F-4

Consolidated statements of stockholders’ deficit                                                                                         F-5

Consolidated statements of cash flows                                                                                                          F-6- F-7

Note to consolidated financial statements                                                                                                     F-8-F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
Concept Digital, Inc and Subsidiary

We have audited the accompanying consolidated balance sheet of Concept Digital, Inc. and Subsidiary as of December 31, 2002 and the related consolidated statements of operations, change in stockholders’ deficit and cash flows for the year ended December 31, 2002.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concept Digital, Inc. and Subsidiary as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has sustained significant net losses.  The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Seligson and Giannattasio, LLP
White Plains, NY
November 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Concept Digital, Inc.
New York, New York

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Concept Digital, Inc. and subsidiary for the year ended December 31, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows of Concept Digital, Inc. and subsidiary for the year ended December 31, 2001.

Eisner LLP
Florham Park, New Jersey
March 25, 2002

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Consolidated Balance Sheet

December 31,
2002
ASSETS

CURRENT ASSETS:
Cash	$3,000
Accounts receivable	20,000
Accounts receivable related party	24,000
Prepaid expenses	3,000

Total current assets	50,000

Trade name, net of accumulated amortization
of $25,000	0

TOTAL ASSETS	$50,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$74,000
Accounts payable – related party	9,000
Deferred revenue	207,000
Convertible note payable – related party, in default	17,000
Note payable - related party	130,000

Total current liabilities	437,000

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 39,683,381
shares issued and outstanding	4,000
Additional paid-in capital	1,504,000
Retained deficit	(1,895,000)

Total stockholders’ deficit	(387,000)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Years Ended
	December 31,
	2002	2001

Revenues	$30,000	$3,000
Cost of services	0	2,000

	30,000	1,000

Operating expenses
Website development	58,000	56,000
General and administrative	272,000	435,000

Loss from operations	(300,000)	(490,000)

Other income (expense)
Interest expense	(2,000)	(4,000)
Abandonment of property	(25,000)	0
Debt settlement	99,000	0
	72,000	(4,000)

Loss before extraordinary item	(228,000)	(494,000)
Extraordinary item – extinguishment of debt	0	(88,000)

Net loss	(228,000)	(582,000)

Basic and diluted per share data:
Loss before extraordinary item	$(0.00)	$(0.02)
Extraordinary item – extinguishment of debt	(0.00)	(0.00)

Net loss	$(0.00)	$(0.02)

Weighted-average number of common
shares outstanding	39,683,381	39,683,381

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Consolidated Statement of Stockholder’s Deficit

					Common
					Stock Issued
			Additional		in Exchange
	Common Stock		Paid-in	Accumulated	Funding
	Shares	Amount	Capital	Deficit	Obligation	Total

Balance, January 1, 2001	34,055,260	3,000	1,165,000	(1,050,000)		118,000

Stock issued in exchange for debt	995,143		119,000			119,000
Stock issued to a company controlled by the Company’s majority
stockholder in September 2001	1,500,000		180,000		$(180,000)
Stock issued as compensation for services rendered	100,000		12,000			12,000
Stock options issued as compensation for services rendered			28,000			28,000
Stock issued in reverse acquisition	3,032,978	1,000		(35,000)		(34,000)
Net loss				(582,000)	60,000	(522,000)

Balance, December 31, 2001	39,683,381	4,000	1,504,000	(1,667,000)	(120,000)	(279,000)

Net loss				(228,000)	120,000	(108,000)

Balance, December 31, 2002	39,683,381	$4,000	$1,504,000	$(1,895,000)	$0	$(387,000)

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2002	2001
OPERATING ACTIVITIES:
Net loss before extraordinary item	$(228,000)	$(494,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	64,000	92,000
Provision for uncollectible accounts	(9,000)	9,000
Common stock and options issued in
exchange for services	120,000	100,000
Abandonment of assets	25,000	0
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	24,000	(44,000)
(Increase) decrease in accounts
receivable - related parties	(15,000)	10,000
Decrease (increase) in prepaid expenses	1,000	(4,000)
Increase in deferred revenue	85,000	122,000
(Decrease) increase in accounts payable	(36,000)	123,000
(Decrease) increase in accounts
payable related parties	(69,000)	0

Net cash used in operating activities	(38,000)	(86,000)

FINANCING ACTIVITIES:
Increase in bank overdraft	0	(3,000)
Due to related party	(102,000)	(120,000)
Proceeds from loans payable – related party	130,000	0

Net cash provided by financing activities	28,000	99,000

(Decrease) increase in cash	(10,000)	13,000
Cash at beginning of period	13,000	0

Cash at end of period	$3,000	$13,000

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Years Ended
	December 31,
	2002	2001
Supplemental cash flow information:
Interest paid	$0	$4,000
Income taxes paid	$0	$0

Noncash investing and financing activities:
Common stock issued in exchange for debt	$0	$31,000
Net noncash liabilities assumed in
reverse acquisition	$0	$(34,000)
Exchange of $31,000 of debt for
995, 143 shares of its common stock,
valued at $119,000	$0	$(88,000)

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - GOING CONCERN MATTERS

The Company’s activities from inception to December 31, 2001 consisted of developing a business plan, and raising capital for future operations and administrative functions.  During 2002, the Company began recognizing revenues from the sale of warranties. During the year ended December 31, 2002, the Company’s revenues were not sufficient to sustain its operations. In addition, the Company had negative working capital. The ability of the Company to achieve its business objectives is contingent upon it success in raising additional capital until adequate revenues are realized from operations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, net losses from June 15, 1999 (date of inception) through December 31, 2002 aggregated ($1,895,000).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the company be unable to continue as a going concern.

NOTE 2 - ORGANIZATION

Concept Digital, Inc. (the “Company”) was incorporated on June 15, 1999, under the laws of the State of Delaware.  Through its wholly owned subsidiary, Photo America, Inc. (“PAI”) the company is engaged in the marketing and issuing warranties primarily for digital cameras.  Previously, PAI was developing an Internet facility for processing digital images.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – ORGANIZATION (continued)

On September 26, 2001, Photo America, Inc. merged with Concept Digital, Inc. (“CDI”) a publicly traded company that had 3,032,978 shares of common stock outstanding prior to the merger.  Pursuant to the merger agreement, the Company acquired all of the outstanding common stock of Photo America, Inc. in exchange for 36,650,403 shares of CDI common stock.  The merger has been accounted for as a recapitalization by Photo America, Inc.  The equity accounts of PAI have been restated to give effect to the CDI shares issued by the PAI shareholders.  No goodwill has been recorded in connection with the transaction.  The results of CDI have been included in operations commencing September 26, 2001.

From inception to December 31, 2001, the Company was a development stage enterprise.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of Concept Digital, Inc. and its subsidiary Photo America, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates:

The presentation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.

Cash:

For purposes of reporting cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash.

Carrying Value:

The Company reviews the carrying values of its long-lives and identifiable intangible assets for possible impairment.  Whenever events or changes in circumstances indicates that the carrying amount of assets may be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Equipment:

Equipment is recorded at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Depreciation expense for the years ended December 31, 2002 and 2001 aggregated $52,000 and $77,000, respectively.  On September 1, 2002, the Company abandoned all of the equipment and took a loss on abandonment of equipment of $25,000.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Website development costs:

The Company accounts for its website development costs in a manner consistent with the Emerging Issues Task Force Issue 00-2, “Accounting for Website Development Costs” and American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Accordingly, costs related to the development of internal use software other than those incurred during the application development stage are expensed as incurred.  Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software.

Trade names:

Purchased trade names are recorded at cost less accumulated amortization and are included in other assets.  Trade names are being amortized over 2 years from the initial date of use.

Amortization expense for the years ended December 31, 2002 and December 31, 2001 were $11,000 and $14,000, respectively.  Accumulated amortization as of December 31, 2002 aggregated $25,000.

Revenue recognition:

Revenue from processing images is recognized upon delivery of the images.  The Company recognizes revenue from warranties over the term of the warranty.

Advertising:

The Company’s policy for reporting advertising expenditures is to expense them as they are incurred.  For the years ended December 31, 2002 and 2001, advertising expense aggregating $0 and $17,000, respectively.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company utilizes Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The accompanying consolidated financial statements have no provision for deferred assets or liabilities.

Stock-based compensation:

Even though the intrinsic method is being used, the Company is still accounting for the stock options in accordance with FAS 123. Stock based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period.  The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

Net Loss Per Share:

The Company reports net income (loss) per share pursuant to SFAS No. 128 “Earnings Per Share”. Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the dilutive potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.  Since the Company has incurred net losses for all periods basis loss per share and diluted loss per share are the same. Options and warrants excluded from the computation for the diluted loss per share were 2,730,000 in 2002 and 2,730,000 in 2001.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain   Hybrid Financial Instruments—an amendment of SFAS Statements No. 133 and 140” (“SFAS No. 155”).  SFAS No. 155 amends SFAS Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of statement 133 to Beneficial Interests in Securitized Financial Assets.”

SFAS No. 155:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133

c.
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e.
Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of SFAS No. 155 may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS No. 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. The cumulative-effect adjustment should be disclosed gross (that is, aggregating gain positions separate from loss positions) determined on an instrument-by-instrument basis. Prior periods should not be restated.  The Company does not believe there will be any effect on the financial statements upon adopting SFAS No. 155.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140” (SFAS No. 156”).  SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for years beginning after September 15, 2006.  The Company does not believe SFAS No. 156 will have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157”).   SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company is currently reviewing the potential effect of this statement on its financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”).  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The Company does not believe SFAS No. 158 will have any material effect on its financial statements.

Fair Value of Financial Instruments:

SFAS No. 107 “Disclosure about Fair Value of Financial Instruments” requires the disclosure of the fair value of financial instruments. The Company has a number of financial instruments, none of which is held for trading purposes.  The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these financial instruments. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2001, the Company sold digital camera warranties aggregating $17,000 to three separate companies controlled by the Company’s majority stockholder.  During 2002, the Company recognized revenues totaling approximately $4,000 from warranties from related parties. As of December 31, 2002, due from related parties and accounts receivable – related party represents amounts due from the sale of warranties to these companies.

In September 2001, a company controlled by the Company’s majority stockholder, in exchange for 1,500,000 shares of the Company’s common stock (valued at $180,000) agreed to fund substantially all current sales, marketing and administrative expenses for one year.  This was amortized through September 30, 2002.

The Company rents office space on a month-to-month basis from an affiliated entity. Rent expense aggregated $24,000 and $48,000 in 2002 and 2001, respectively.

A member of the board of directors is a partner in the Company’s principal law firm.  During the year ended December 31, 2002 and 2001, the Company incurred legal fees to the firm aggregating $4,000 and $79,000, respectively. At December 31, 2002, accounts payable to the related party in the amount of $74,000 was written off as a forgiveness of debt and is included as a component of debt settlement income.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

A convertible note payable of $17,000 which bears interest at 6% per annum is due to Atlas Equity Group, Inc. (“Atlas”) an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible to 730,468 shares of common stock at the discretion of Atlas.  At December 31, 2002 the entire balance of the note was outstanding. As a result of the note not being repaid at the due date, the note is in default.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 – NOTES PAYABLE – RELATED PARTIES, Continued

Note payable to related party is a loan due to 529 Empire Realty, an affiliated company of the majority stockholder, which bears interest at 9.46% and is due on demand.  Interest expense aggregated $1,000 as of December 31, 2002. The note payable matures as follows:

Year ended December 31,
2003	$0
2004	0
2005	130,000
$130,000

NOTE 6 – INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations on June 15, 1999.  At December 31, 2002, the Company had a net operating loss carryforward (“NOL”) of ($423,000) available to reduce future taxable income and expense through 2022.

In accordance with SFAS No. 109 the Company has computed the components of deferred income taxes as follows:

December 31, 2002
Deferred tax assets:
Net operating losses	$196,000
Deferred tax liability:
Deferred revenue	(70,000)
Net deferred tax assets	126,000
Valuation allowance	(126,000)
Deferred tax assets, net	$-

At December 31, 2002, a full valuation allowance has been provided as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rates for the periods ended December 31, 2002 and 2001 principally due to the following:

	2002	2001
U.S. statutory rate	34.0%	34.0%
State and local taxes	8.0
Other	0.0	1.0
Valuation allowance	(42.0)	(35.0)
	0.0%	0.0%

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2002 consisted of the following:

December 31, 2002

Accounts payable	$31,000
Accrued professional fees	40,000
Accrued income taxes	2,000
Accrued interest	1,000

Total accounts payable and accrued expenses	$74,000

NOTE 8 – STOCK OPTIONS AND WARRANTS

Stock Options
During the year ended December 31, 1999, the board of directors authorized the issuance of employee stock options to purchase 1,200,000 shares of common stock.  The options, which vested immediately, have an exercise price of $0.10 per share.

In January 2000, the Company’s board of directors authorized an employee stock option plan under which 1,210,000 shares of common stock were reserved for issuance upon exercise of either incentive or non-incentive stock options, which may be granted from time to time by the Board of Directors to employees.  The Board of Directors determines the option price (not to be less than estimated fair value for incentive options) vesting period and expiration date (note to exceed 10 years) at the date of grant.

The Company applies APB 25 in accounting for its stock option plan and, accordingly, recognizes compensation expense for the difference between the intrinsic value of the underlying common stock and the exercise price of the option at the date of grant.  Had compensation cost for the Company’s stock option plan been determined based upon the fair value of the option at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma loss and pro forma loss per share for 2002 and 2001 have been approximately ($228,000) and ($585,000), and ($.00) and $(0.02) per share, respectively.  The weighted average fair value of the options granted during 2001 $0.04 per share on the dates of grant using the Black-Scholes option pricing model with the following assumptions; dividend yield 0%, volatility 0% (since the options were granted prior to the reverse acquisition of CDI), expected life 10 years, risk free interest rates ranging from 4.7% to 5.4%. No stock options were granted during 2002.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (continued)

The following summarizes stock option transactions

	2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning
of year	1,880,000	$0.11	1,235,000	$0.10
Options granted	0	0	645,000	0.12

Outstanding options at end of year	1,880,000	$0.11	1,880,000	$0.11

The following table summarizes information about the plan’s options outstanding at December 31, 2002:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.10-$0.12	1,880,000	7.4	$0.11	1,880,000	$0.11

On September 2, 2002, the Company’s Board of Directors held a meeting and voted to terminate the stock option plan. The termination of the stock option plan did not affect options issued previously. There were no options granted during 2002 to date of termination.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (continued)

Warrant and Non-Employee Options

In connection with a private placement in 2000, the Company granted warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.10 per share expiring in 2010.

In 2000, the Company issued warrants to purchase 750,000 shares with an exercise price of $.10 per share expiring in 2010 to a consultant and granted, to various consultants, options under the stock option plan to purchase 135,000 shares of common stock with an exercise price of $.12 per share and expiring from 2005 to 2010.  These warrants and options were valued using the Black-Scholes options pricing model with the following assumptions: dividend yield 0%, volatility 0%, expected life ranging from 5 to 10 years, risk free interest rates ranging from 5.8% to 6.3%.  The changes to operations aggregated $41,000.

In 2001, the Company issued options to purchase 600,000 shares with an exercise price of $.10 per share expiring in 2011 to a consultant and a director.  These options were valued using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility 0% (since the options were granted prior to the reverse acquisition of CDI), expected life 10 years, risk free interest rates ranging from 4.7% to 5.35%.  The charge to operations aggregated $28,000.

The number of shares reserved for issuance of stock upon exercise of options and warrants totaled 3,465,000 at December 31, 2002.

NOTE 9 – EXTRAORDINARY ITEM

In August 2000, an unaffiliated individual, advanced $6,000 to the Company. In June 2001, the loan was exchanged for 195,000 shares of the Company’s common stock and the Company recognized an extraordinary loss of $17,000.

In connection with the initial merger proposal with CDI, an affiliate of CDI, loaned the Company $25,000. In March 2001, this loan was exchanged for 800,143 shares of the Company’s common stock and the Company recognized an extraordinary loss of $71,000.

NOTE 10 – LAWSUIT

In April 2002, PAI settled a lawsuit brought by The Works, Inc. for breach of contract for services performed.  The settlement required PAI to turn over the stock certificate for 350,000 shares of common stock that was to be previously issued to The Works, Inc. in December 1999.

Item 2.  Management’s Discussion and Analysis

The following management’s discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our consolidated financial statements and notes thereto.    Because the Company has generated minimal revenues, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The accompanying consolidated financial statements have been on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, losses from June 15, 1999 (date of inception) through December 31, 2002 aggregated ($1,895,000) raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company cannot determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

CRITICAL ACCOUNTING POLICIES

Our accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require our management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are important to the portrayal of our financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management’s future estimates with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management’s current estimates.

Revenue recognition:

Revenue from processing images is recognized upon delivery of the images.  The Company recognizes revenue from warranties over the term of the warranty.

Income taxes:

The Company utilizes Statement of Financial Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The accompanying consolidated financial statements have no provision for deferred assets or liabilities.

YEARS ENDED DECEMBER 31, 2002 AND 2001

Revenues during the year ended December 31, 2002 totaled $30,000 as compared to $3,000 for the year ended December 31, 2001. The increase in revenues is primarily related to the recognition of revenues for the warranties sold during the year ended December 31, 2001 for which the manufacturers warranty expired. Warranty sales during the year ended December 31, 2000 were not material as reflected in the minimal revenues recognized at December 31, 2001.

Losses during the year ended December 31, 2002 were ($228,000) compared to ($582,000) for the year ended December 31, 2001.

Expenses during the year ended December 31, 2002 the Company incurred were various professional fees such as accounting ($64,000), legal services ($15,000), and commissions ($56,000). Other operating expenses consist primarily of rent ($24,000), internet access ($24,000), website development and maintenance ($58,000) and general office ($12,000).

Expenses during the year ended December 31, 2001 the Company incurred were various professional fees such as accounting ($22,000), legal services ($84,000), and commissions ($28,000). Other operating expenses consist primarily of rent ($48,000), internet access ($16,000), website development and maintenance ($56,000), advertising ($17,000), salary ($55,000), director’s fees ($12,000) and general office ($33,000).

Liquidity and Capital Resources

Despite capital contributions and both related party and third party loan commitments, the Company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company’s growth.

The Company has primarily financed its activities from issuance of common stock of the Company and from loans from related and third parties.  A significant portion of the funds raised from the loans has been used to cover working capital needs.

In June 1999, the Company issued 22,000,000 common shares to the founder, in consideration for management services valued at $0.10.  Joseph Douek is deemed to be a founder and affiliate of the Company.

In November 1999 and December 1999, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933.  Common stock was offered to accredited and non-accredited investors for cash consideration of $.10 per share.  8,350,260 shares were issued to several unaffiliated investors and the Company received net proceeds totaling approximately $786,000.  That offering is now closed.

In November 1999, the Company issued 1,600,000 common shares in exchange for equipment valued at $113,000 to Douek Holdings Ltd., a company controlled by the Company’s majority shareholder.

In December 1999, The Company issued 350,000 common shares for services performed valued at $35,000.

In February 2000, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933.  Common stock was offered to accredited and non-accredited investors for cash consideration of $.10 per share.  200,000 shares were issued to several unaffiliated investors and the Company received net proceeds totaling approximately $20,000.  That offering is now closed.

In May 2000, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933.  Common stock was offered to accredited and non-accredited investors for cash consideration of $.12 per share.  850,000 shares were issued to several unaffiliated investors and the Company received net proceeds totaling approximately $102,000.  That offering is now closed.

In December 2000, The Company issued 505,000 common shares for compensation of services valued at $51,000.

In December 2000, 200,000 options were exercised at $.10 per share with the Company receiving $20,000 in proceeds.

In March 2001, the Company exchanged 800,143 common shares for monies loaned by an affiliate of CDI and the Company recognized an extra ordinary loss of $71,000.

In June 2001, the Company issued 195,000 common shares in exchange of an advance by unaffiliated individual and the company recognized an extraordinary loss of $17,000.

In June 2001, the Company granted, as compensation for services, stock options to purchase 300,000 shares of the Company’s common stock at an exercise price of $.12 per share.
In September 2001, a company controlled by the Company’s majority stockholder, exchanged for 1,500,000 shares of the Company’s common stock (valued at $180,000) agreed to fund substantially all current sales, marketing and administrative expenses for one year.  This was being amortized through September 30, 2002 and the unamortized balance was included as a component of the capital deficiency.

On September 26, 2001, Photo America, Inc. merged with Concept Digital, Inc. (“CDI”) a publicly traded development stage enterprise that had 3,032,978 shares of common stock outstanding prior to the merger.  Pursuant to the merger agreement, the Company acquired all of the outstanding common stock of Photo America, Inc. in exchange for 36,650,403 shares of CDI common stock.  The merger has been accounted for as a recapitalization by Photo America, Inc.  The equity accounts of PAI have been restated to give effect to the CDI shares issued by the PAI shareholder.

In September 2001, 100,000 common shares were issued in exchange for services rendered valued at $12,000.

In September 2001, the Company granted, as compensation for services, stock options to purchase 300,000 shares of the Company’s common stock at an exercise price of $.12 per share.

The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

NAME	AGE	WITH COMPANY SINCE	DIRECTOR/POSITION
Joseph Douek, Director	33	2001	Chairman, Chief Executive Officer
Richard Darrow,	53	2001	Director

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

Code of Ethics

We have not adopted a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal years ended December 31, 2002 and December 31, 2001 for the executive officers who were serving as of fiscal years ended December 31, 2002 and December 31, 2001, whose salary and bonus during fiscal years ended December 31, 2002 and December 31, 2001 exceeded $100,000. In 2002, no officer received compensation in excess of $100,000.

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	RESTRICTED STOCK AWARD ($)	TOTAL ($)

Joseph Douek, Chief Executive Officer	2002	0	0	0	0

Joseph Douek, Chief Executive Officer	2001	0	0	0	0

Employment Agreements

No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2002 information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Security Ownership of Beneficial Owners (1):

TITLE OF CLASS	NAME & ADDRESS	AMOUNT	PERCENT (2)
Common Stock	Joseph Douek Chief Executive Officer	18,616,120	46.91%
Common Stock	Richard Darrow Director	100,000	0.25%
All directors and executive officers as a group (2 persons)		19,616,120	47.163%

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

(2)	For purposes of this table only, this percentage is based on 39,683,381 shares outstanding as of December 31, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2002, the Company sold digital camera warranties to a company controlled by the Company’s majority stockholder totaling $58,572.  As of December 31, 2002, due from related parties and accounts receivable – related party represents amounts due from the sale of warranties to these companies.

In September 2001, a company controlled by the Company’s majority stockholder, in exchange for 1,500,000 shares of the Company’s common stock (valued at $180,000) agreed to fund substantially all current sales, marketing and administrative expenses for one year.  This was being amortized through September 30, 2002.

The Company rents office space on a month-to-month basis from an affiliated entity. Rent expense aggregated $24,000 and $48,000 in 2002 and 2001, respectively.

A member of the board of directors is a partner in the Company’s principal law firm.  During the year ended December 31, 2002 and 2001, the Company incurred legal fees to the firm aggregating $3,991 and $78,391, respectively. At December 31, 2002, accounts payable to the related party in the amount of $74,382 was written off as a forgiveness of debt.

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

(1) Incorporated by reference to the Registrant's Form 10-SB, filed on November 29 (SEC File No. 000-32029).

(b)  Reports on Form 8-K

We did not file any reports on Form 8-K for the year ended December 31, 2002.

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