Form 10QSB
period 2002-03-31
CONCEPT DIGITAL INC /DE/
filed 2008-08-11
CIK 1128724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 1O-QSB
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _______

Commission File No. 0-32029
_________________

CONCEPT DIGITAL, INC.
(Exact name of registrant as specified in its charter)
_________________

Delaware                                                        22-3698370
(State or Other Jurisdiction               (IRS Employer Identification No.)
of Incorporation or Organization)

298 Fifth Avenue
New York, NY 10001
 (Address of Principal Executive Offices)

(212) 564-1600
(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or l5( d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 39,683,381 shares of common stock were outstanding as of August 8, 2008.

CONCEPT DIGITAL, INC.
FORM 10QSB
FOR THE QUARTERLY PERIOD ENDING MARCH 30, 2002

PART I    FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheet (Unaudited)
Consolidated Statements of Operations (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis and Results of Operations

Item 3.	Controls and Procedures

Part II    OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports of Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Forward-Looking Statements

This Form 10-QSB contains “forward-looking statements” relating to Concept Digital, Inc. (the “Company”), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as losses, dependence on management, variability of quarterly results, and the ability of the Company to develop a growth strategy and compete with other companies in its industry, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Item 1.	Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
AND FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

CONCEPT DIGITAL, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page(s)

Consolidated balance sheets	1

Consolidated statements of operations	2

Consolidated statements of cash flows	3 - 4

Notes to consolidated financial statements	5

CONCEPT DIGITAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2002	2001
ASSETS

CURRENT ASSETS:
Cash	$734	$13,000
Accounts receivable (net of allowance for
uncollectibles of $8,658 and $9,000 at March
31, 2002 and December 31, 2001, respectively)	22,530	35,000
Accounts receivable related party	21,239	8,000
Prepaid expenses	2,979	4,000

Total current assets	47,482	60,000

Equipment, net of accumulated depreciation of
$176,117 and $157,000 at March 31, 2002
and December 31, 2001, respectively	57,798	77,000
Trade name, net of accumulated amortization of
$15,625 and $12,500 at March 31, 2002 and
December 31, 2001, respectively	9,375	12,000

TOTAL ASSETS	$114,655	$149,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$130,123	$109,000
Accounts payable – related party	38,250	79,000
Notes payable – related party	16,953	16,000
Due to related party	101,200	102,000

Total current liabilities	286,526	306,000

Deferred revenue	150,142	122,000

Total liabilities	436,668	428,000

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 39,683,381
shares issued and outstanding as of March 31,
2002 and December 31, 2001	3,968	4,000
Additional paid-in capital	1,503,730	1,504,000
Retained deficit	(1,754,711)	(1,667,000)
Less common stock issued in exchange
for funding obligation	(75,000)	(120,000)

Total stockholders’ deficit	(322,013)	(279,000)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$114,655	$149,000

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	(Unaudited)
	Three Months Ended
	March 31,
	2002	2001

Revenue	$1,900	$1,000
Cost of service	235	1,000
	1,665	(0)

Operating expenses
Website development	15,000	12,000
General and administrative	74,974	75,000

Total operating expenses	89,974	87,000

Loss from operations	(88,309)	(87,000)

Other income (expense)
Interest expense	(109)	0
	(109)	0

Net loss	$(88,418)	$(87,000)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.002)	$(0.003)

Weighted-average number of common
shares outstanding	39,683,381	34,055,260

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	(Unaudited)
	Three Months Ended
	March 31,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(88,418)	$(87,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	22,618	22,000
Provision for uncollectible accounts	(342)	0
Stock issued for services and
settlement of debt	45,000	0
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	7,812	0
Increase in accounts receivable -
related party	(8,336)	0
Decrease (increase) in prepaid expenses	1,021	0
Increase in deferred revenue	28,142	0
Increase in accounts payable	21,387	27,000
(Decrease) increase in accounts payable -
related parties	(40,750)	0

Net cash used in operating activities	(11,866)	(38,000)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	0	0
Collection on stock subscription receivable	0	0
Payments on loans payable – related party	(21,400)	(8,000)
Proceeds from loans payable – related party	21,000	46,000

Net cash (used in) provided by
financing activities	(400)	38,000

Decrease in cash	(12,266)	0
Cash at beginning of period	13,000	0

Cash at end of period	$734	$0

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Continued)

	(Unaudited)
	Three Months Ended
	March 31,
	2002	2001
Supplemental cash flow information:
Interest paid	$0	$0
Income taxes paid	$0	$0

Noncash investing and financing activities:
Shares issued in exchange for services	$45,000	$0
Shares issued in exchange for debt	$0	$0
Shares issued in exchange for equipment	$0	$0
Stock subscription receivable for common
stock in connection with the private
placement offering	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.  The results of operations for the three months March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period.  In the opinion of management, the accompanying consolidated financial statements of Concept Digital Inc., contains all adjustments necessary to present fairly the Company’s financial position as of March 31, 2002 and December 31, 2001, the statements of operations and cash flows for the three months ended March 31, 2002 and March 31, 2001.

The results of operations for the three months ended March 31, 2002 and March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.	NOTE PAYABLE

A note payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc.(“Atlas”), an entity related to the Company through common ownership.  The note matures in May 2002 and is convertible into 730,468 shares of common stock at the discretion of Atlas. The Company may prepay the note at any time prior to conversion or the due date.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.	GOING CONCERN MATTERS

The Company’s activities from inception to December 31, 2001 consisted of developing a business plan, and raising capital for future operations and administrative functions.  During 2002, the Company began recognizing revenues from the sale of warranties. During the three months ended March 31, 2002, the Company’s revenues were not sufficient to sustain its operations. In addition, the Company had negative working capital. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, losses from June 15, 1999 (date of inception) to March 31, 2002 aggregated $(1,754,711).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

4. CONSULTING AGREEMENT

Effective January 1, 2002 Photo America, Inc. signed an agreement with Willoughby’s, a related party through common ownership, to pay $750 per month due in quarterly installments of $2,250 in exchange for bookkeeping, secretarial and managerial services. This agreement terminates on June 30, 2006.
5. RENT AGREEMENT

On January 1, 2002 Photo America, Inc. signed an agreement with Douek Holdings, Ltd., a related party through common ownership, to pay $24,000 payable in two installments of $12,000 each on January 1, 2002 and April 1, 2002 for the use of office space for the period January 1, 2002 through June 30, 2002.

Item 2.  Management’s Discussion and Analysis

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our consolidated financial statements and notes thereto.    Because the Company has generated little revenue, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, losses from June 15, 1999 (date of inception) through March 31, 2002 aggregated $(1,754,711) and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Information shown for the three months ended March 31, 2001 reflects only the information of Photo America, Inc. which predates the merger between Photo America, Inc. and Concept Digital, Inc.

Losses during the three months ended March 31, 2002 were ($88,418) as compared to losses during the three months ended March 31, 2001 of ($87,000).

Expenses for the three months ended March 31, 2002 were primarily commissions and consulting fees ($21,000), website development costs ($15,000), Internet access fees ($9,000) and rent of ($12,000).

Expenses for the three months ended March 31, 2001 were primarily legal ($16,000), salary ($15,000), website development costs ($12,000) and rent of ($12,000).

Liquidity and Capital Resources

Despite capital contributions and loans from a related party, the Company continues to experience cash flow shortages that have slowed the Company’s growth.

The Company has primarily financed its activities from issuance of common stock of the Company and from a loan from Joseph Douek, (the Company’s majority shareholder) and other related parties.  A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs.

For the three months ended March 31, 2002 and March 31, 2001, we had a net loss of ($88,418) and ($87,000) respectively.  Our accumulated deficit since the date of inception is ($1,754,711).  Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

In June 1999, the Company issued 22,000,000 common shares to the founder, in consideration for management services valued at $0.10.  Joseph Douek is deemed to be a founder and affiliate of the Company.

In November and December 1999, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933.  Common stock was offered to accredited and non-accredited investors for cash consideration of $.10 per share.  8,350,260 shares were issued to several unaffiliated investors and the Company received net proceeds totaling approximately $786,000.  That offering is now closed.

In November 1999, the Company issued 1,600,000 common shares in exchange for equipment at $.07 share to Douek Holdings Ltd., a company controlled by the Company’s majority stockholder.

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

In May through October 2000, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933.  Common stock was offered to accredited and non-accredited investors for cash consideration of $.12 per share.  850,000 shares were issued to several unaffiliated investors and the Company received net proceeds totaling approximately $102,000.  That offering is now closed.

In December 2000, the Company issued 505,000 common shares for compensation of services valued at $51,000.

In December 2000, the Company exercised 200,000 options at $.10 per share, receiving $20,000 in proceeds.

In March 2001, the Company exchanged 800,143 common shares for monies loaned by an affiliate of CDI and the Company recognized a loss of $71,000.

In June 2001, the Company issued 195,000 common shares in exchange for an advance by an unaffiliated individual and the Company recognized a loss of  $17,000.

In June 2001, the Company granted as compensation for services, stock options to purchase 300,000 shares of the Company’s common stock at an exercise price of $.12 per share.

In September 2001, a company controlled by the Company’s majority stockholder, in exchange for 1,500,000 shares of the Company’s common stock (valued at $180,000), agreed to fund substantially all current sales, marketing and administrative expenses for one year.  This is being amortized through September 30, 2002.  Accordingly as of March 31, 2002, the unamortized balance of $75,000 is included as a component of the capital deficiency.

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

In September 2001, the Company granted as compensation for services, stock options to purchase 300,000 shares of the Company’s common stock at an exercise price of $.12 per share.

The Company continues to experience cash flow shortages and anticipates this continuing through the foreseeable future.  Management believes that additional funding will be necessary in order for it to continue as a going concern.  The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.

Item 3	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 31, 2002. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2002 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1 Legal Proceedings

None.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4 Submission of Matters to a Vote of Security Holders

None.

Item 5 Other Information

None.

Item 6 Exhibits and Reports of Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Concept Digital, Inc.

Dated: August 8, 2008	By: /s/ Joseph Douek
President

Dated: August 8, 2008	By: /s/ Joseph Douek
Chief Financial Officer