Form 10QSB
period 2002-09-30
CONCEPT DIGITAL INC /DE/
filed 2008-08-12
CIK 1128724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 1O-QSB
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _______

Commission File No. 0-32029
_________________

CONCEPT DIGITAL, INC.
(Exact name of registrant as specified in its charter)
_________________

Delaware                                                        22-3608370
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
FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2002

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

CONCEPT DIGITAL, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page(s)

Consolidated balance sheets	1

Consolidated statements of operations	2

Consolidated statements of cash flows	3-4

Notes to consolidated financial statements	5

CONCEPT DIGITAL, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2002	2001
ASSETS

CURRENT ASSETS:
Cash	$1,443	$13,000
Accounts receivable (net of allowance for
uncollectibles of $8,658 at September 30, 2002
and $9,000 at December 31, 2001)	17,652	35,000
Accounts receivable related party	25,729	8,000
Prepaid expenses	2,929	4,000

Total current assets	47,753	60,000

Equipment net of accumulated depreciation of
$157,000 at December 31, 2001	0	77,000
Trade name (net of accumulated amortization of
$21,875 and $12,500 at September 30, 2002
and December 31, 2001, respectively)	3,125	12,000

TOTAL ASSETS	$50,878	$149,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$129,045	$109,000
Accounts payable – related party	51,250	79,000
Customer deposit	1,396	0
Notes payable – related party	16,953	16,000
Due to related party	85,000	102,000

Total current liabilities	283,644	306,000

Deferred revenue	190,658	122,000

Total liabilities	474,302	428,000

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 39,683,381
shares issued and outstanding as of September 30,
2002 and December 31, 2001	3,968	4,000
Additional paid-in capital	1,503,730	1,504,000
Retained deficit	(1,931,122)	(1,667,000)
Less common stock issued in exchange
for funding obligation	0	(120,000)

Total stockholders’ deficit	(423,424)	(279,000)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$50,878	$149,000

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues	$17,112	$8,000	$9,507	$6,000
Cost of services	1,008	3,000	306	2,000

	16,104	5,000	9,202	4,000

Operating expenses
Website development	50,192	35,000	20,000	12,000
General and administrative	206,756	306,000	58,995	110,000

Total operating expenses	256,948	341,000	78,995	122,000

Loss from operations	(240,844)	(336,000)	(69,793)	(118,000)

Other income (expense)
Interest expense	(646)	0	(269)	0
Abandonment of property	(25,310)	0	(25,310)	0
Debt settlement	1,973	0	1,973	0
	(23,983)	0	(23,606)	0

Net loss	$(264,827)	$(336,000)	$(93,400)	$(118,000)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.007)	$(0.010)	$(0.002)	$(0.003)

Weighted-average number of common
shares outstanding	39,683,381	34,147,229	39,683,381	34,147,229

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	(Unaudited)
	Nine Months Ended
	September 30,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(264,827)	$(336,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	61,356	65,000
Provision for uncollectible accounts	(342)	0
Stock issued for services and
settlement of debt	120,000	0
Abandonment of assets	25,310	0
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	12,690	(18,000)
Increase in accounts receivable -
related parties	(12,826)	0
Decrease (increase) in prepaid expenses	1,071	0
Increase in deferred revenue	68,659	41,000
Increase in accounts payable	20,306	142,000
(Decrease) increase in accounts payable -
related parties	(27,750)	0
Increase in customer deposits	1,396	0

Net cash provided by (used in)
operating activities	5,043	(106,000)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	0	43,000
Collection on stock subscription receivable	0	0
Payments on loans payable – related party	(37,600)	(39,000)
Proceeds from loans payable – related party	21,000	105,000

Net cash (used in) provided by
financing activities	(16,600)	109,000

(Decrease) increase in cash	(11,557)	3,000
Cash at beginning of period	13,000	0

Cash at end of period	$1,443	$3,000

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	(Unaudited)
	Nine Months Ended
	September 30,
	2002	2001
Supplemental cash flow information
Interest paid	$0	$0
Income taxes paid	$0	$0

Noncash investing and financing activities:
Shares issued in exchange for services	$120,000	$0
Shares issued in exchange for debt	$0	$0
Shares issued in exchange for equipment	$0	$0
Stock subscription receivable for common
Stock in connection with the private
Placement offering	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.  The results of operations for the nine months September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any future period.  In the opinion of management, the accompanying consolidated financial statements of Concept Digital Inc., contains all adjustments necessary to present fairly the Company’s financial position as of September 30, 2002 and December 31, 2001, the statements of operations for the nine and three months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and September 30, 2001.

The results of operations for the nine and three months ended September 30, 2002 and September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.	LOAN PAYABLE

The loan payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc.(“Atlas”), an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of Atlas.  As of May 7, 2002 the loan was in default.  Atlas has allowed the loan to continue as a demand loan accruing interest at 6% per annum.  At September 30, 2002 the entire balance of the note was outstanding.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	GOING CONCERN MATTERS

The Company’s activities from inception to December 31, 2001 consisted of developing a business plan, and raising capital for future operations and administrative functions.  During 2002, the Company began recognizing revenues from the sale of warranties. During the nine months ended September 30, 2002, the Company’s revenues were not sufficient to sustain its operations. In addition, the Company had negative working capital. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, losses from June 15, 1999 (date of inception) to September 30, 2002 aggregated $(1,931,122).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, losses from June 15, 1999 (date of inception) through September 30, 2002 aggregated $(1,931,122) and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Information shown for the nine months ended September 30, 2002 reflects only the information of Photo America, Inc. which predates the merger between Photo America, Inc. and Concept Digital, Inc.

Losses during the nine months ended September 30, 2002 were ($264,827) as compared to losses during the nine months ended September 30, 2001 was ($336,000).

Expenses for the nine months ended September 30, 2002 were primarily commissions and consulting fees ($56,000) website development costs ($50,192), depreciation ($51,981), internet access fees ($24,000), legal ($12,247) and rent of ($24,000).

Expenses for the nine months ended September 30, 2001 were primarily payroll ($59,000), website development costs ($35,000), office expenses ($43,000), rent ($36,000), director fees ($12,000), advertising ($17,000) and legal ($43,000).

THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Information shown for the three months ended September 30, 2001 reflects only the information of Photo America, Inc. which predates the merger between Photo America, Inc. and Concept Digital, Inc

Losses during the three months ended September 30, 2002 were ($93,400) as compared to losses during the three months ended September 30, 2001 of ($118,000).

Expenses for the three months ended September 30, 2002 were primarily commissions and consulting fees ($14,000), website development costs ($20,000), depreciation ($12,995), internet access fees ($6,000) and accounting ($10,000).

Expenses for the three months ended September 30, 2001 were primarily advertising ($15,000), website development costs ($12,000), payroll ($19,000), office expenses ($10,000) and rent of ($12,000).

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

For the nine months ended September 30, 2002 and September 30, 2001, we had a net loss of $(264,827) and ($336,000) respectively.  Our accumulated deficit since the date of inception is $(1,931,122).  Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2002. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2002 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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