Form 10-Q
period 2003-06-30
CONCEPT DIGITAL INC /DE/
filed 2008-11-12
CIK 1128724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 1O-QSB
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2003

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
FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2003

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

Item 1.    Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

CONCEPT DIGITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
AND FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

CONCEPT DIGITAL, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page(s)

Consolidated balance sheets	1

Consolidated statements of operations	2

Consolidated statements of cash flows	3 - 4

Notes to financial statements	5

CONCEPT DIGITAL, INC.AND SUBSIDIARY

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2003	2002
ASSETS

CURRENT ASSETS:
Cash	$10,949	$2,584
Accounts receivable	31,190	19,713
Accounts receivable related party	31,173	23,637
Prepaid expenses	2,854	2,904

Total current assets	76,166	48,838

Trade name, net of accumulated amortization of
$25,000 at June 30, 2003 and December 31, 2002	0	0

TOTAL ASSETS	$76,166	$48,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$65,649	$73,340
Accounts payable – related party	13,500	9,000
Deferred revenue	235,000	206,534
Convertible note payable – related party, in default	16,953	16,953
Note payable - related party	120,900	130,000

Total current liabilities	452,002	435,827

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 39,683,381
shares issued and outstanding as of June 30,
2003 and December 31, 2002	3,968	3,968
Additional paid-in capital	1,503,730	1,503,730
Retained deficit	(1,883,534)	(1,894,687)

Total stockholders’ deficit	(375,836)	(386,989)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$76,166	$48,838

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues	$37,610	$7,605	$20,501	$5,705
Cost of services	650	702	360	467
	36,960	6,903	20,141	5,238

Operating expenses
Accounting	10,000	0	5,000	0
Depreciation and amortization	0	45,236	0	22,618
Commissions and consulting fees	0	42,000	0	21,000
Internet access	0	18,000	0	9,000
Legal	359	4,997	100	810
Management fee	4,500	4,500	2,250	2,250
Office	3,840	6,004	2,137	4,016
Payroll taxes	0	161	0	161
Transfer agent fees	450	1,127	150	550
Travel and entertainment	0	456	0	127
Rent expense	0	24,000	0	12,000
Website and development fee	0	30,192	0	15,192

TOTAL OPERATIONAL EXPENSES	19,149	176,673	9,637	87,724

Income (loss) from operations	17,811	(169,770)	10,504	(82,486)
Corporate taxes	(228)	(1,280)	(114)	(255)
Interest expense	(6,430)	(377)	(3,135)	(268)

NET INCOME (LOSS)	$11,153	$(171,427)	$7,255	$(83,009)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.0003	$(0.004)	$0.0001	$(0.002)
Diluted	$0.0003	$(0.004)	$0.0001	$(0.002)

Weighted-average number of common
shares outstanding: Basic	39,683,381	39,683,381	39,683,381	39,683,381
Diluted	42,015,438	39,683,381	42,015,438	39,683,381

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$11,153	$(171,427)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and amortization	0	45,236
Provision for uncollectible accounts	0	(342)
Stock issued for services and
settlement of debt	0	90,000
Changes in assets and liabilities:
Increase in accounts receivable	(11,477)	(1,607)
Increase in accounts receivable -
related parties	(7,536)	(11,820)
Decrease prepaid expenses	50	1,046
Increase in deferred revenue	28,467	49,371
(Decrease) increase in accounts payable	(7,692)	19,635
Increase (decrease) in accounts payable -
related parties	4,500	(26,500)
Increase in customer deposit	0	2,095

Net cash provided by (used in)
operating activities	17,465	(4,313)

FINANCING ACTIVITIES:
Payments on loans payable – related party	(10,000)	(29,400)
Proceeds from loans payable – related party	900	21,000

Net cash used in
financing activities	(9,100)	(8,400)

Increase (decrease) in cash	8,365	(12,713)
Cash at beginning of period	2,584	13,000

Cash at end of period	$10,949	$287

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2003	2002
Supplemental cash flow information:
Interest paid	$0	$0
Income taxes paid	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.  The results of operations for the six months June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any future period.  In the opinion of management, the accompanying consolidated financial statements of Concept Digital, Inc., contains all adjustments necessary to present fairly the Company’s financial position as of June 30, 2003 and December 31, 2002, the statements of operations for the six and three months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and June 30, 2002.

The results of operations for the six months ended June 30, 2003 and June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002.

2.	CONVERTIBLE NOTE PAYABLE

The convertible note payable of $16,953 which bears interest at the rate of 6% per annum and is due to Atlas Equity Group, Inc. (“Atlas”), an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of Atlas.  As of May 7, 2002 the loan was in default.  Atlas has allowed the loan to continue as a demand loan accruing interest at 6% per annum.  At June 30, 2003 the entire balance of the note was outstanding.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	GOING CONCERN MATTERS

The Company’s activities from inception to December 31, 2001 consisted of developing a business plan, and raising capital for future operations and administrative functions.  During 2002, the Company began recognizing revenues from the sale of warranties. For the period ended June 30, 2003, the Company had minimal revenues and negative working capital. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, net losses from June 15, 1999 (date of inception) to June 30, 2003 aggregated $(1,883,534).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, losses from June 15, 1999 (date of inception) through June 30, 2003 aggregated $(1,883,534) and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Net income during the six months ended June 30, 2003 was $11,153 as compared to net losses during the six months ended June 30, 2002 of ($171,427).

Expenses for the six months ended June 30, 2003 were primarily accounting fees ($10,000), management fees ($4,500), office expenses($3,840),and  internet expense ($6,430).

Expenses for six months ended June 30, 2002 were primarily commissions and consulting fees ($42,000), website development costs ($30,192), depreciation ($38,986), internet access fees ($18,000) and rent of ($24,000).

THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Net income during the three months ended June 30, 2003 $7,255 as compared to net losses during the three months ended June 30, 2002 of ($83,009).

Expenses for the three months ended June 30, 2003 were primarily  accounting fees ($5,000),management fees ($2,250), office expenses ($2,137), and interest expense ($3,135).

Expenses for the three months ended June 30, 2002 were primarily commission and consulting fees ($21,000), ), website development costs ($15,192),) depreciation ($19,493), internet access fees ($9,000) and rent ($12,000).

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

For the six months ended June 30, 2003 and June 30, 2002, we had a net income (loss) of  $11,153 and ($171,427), respectively.  Our accumulated deficit since the date of inception is ($1,883,534). Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

Item 3.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Concept Digital, Inc.

Date November 10, 2008	By:	/s/ Joseph Douek
Chief Executive Officer

Date November 10, 2008	By:	/s/ Joseph Douek
Chief Financial Officer