Form 10-Q
period 2004-09-30
CONCEPT DIGITAL INC /DE/
filed 2008-11-24
CIK 1128724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 1O-QSB
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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
FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2004

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

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
 AND FOR THE PERIOD JANUARY 1, 2004 (COMMENCEMENT OF
DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2004

CONCEPT DIGITAL, INC.

TABLE OF CONTENTS

Page(s)

Consolidated balance sheets	1

Consolidated statements of operations	2

Consolidated statements of cash flows	3-4

Notes to financial statements	5

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2004	2003

ASSETS

CURRENT ASSETS:
Cash	$1,809	$528
Accounts receivable related party	10,000	14,028
Prepaid expenses	2,474	2,549

Total current assets	14,283	17,105

Trade name, net of accumulated amortization of
$25,000 at September 30, 2004 and
December 31, 2003	0	0

TOTAL ASSETS	$14,283	$17,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$129,671	$102,179
Accounts payable – related party	210,883	204,133
Convertible note payable – related party, in default	16,953	16,953
Note payable - related party	111,420	110,220

Total current liabilities	468,927	433,485

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 39,683,381
shares issued and outstanding as of September 30,
2004 and December 31, 2003	3,968	3,968
Additional paid-in capital	1,488,060	1,488,060
Deficit accumulated during the development stage	(1,946,672)	(1,908,408)

Total stockholders’ deficit	(454,644)	(416,380)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$14,283	$17,105

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Operations

					(Unaudited)
					For the Period
					January 1, 2004
	(Unaudited)		(Unaudited)		(commencement of
	Nine Months Ended		Three Months Ended		development stage) to
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004

Revenues	$2,007	$61,407	$547	$23,797	$2,007
Cost of services	995	950	315	300	995

	1,012	60,457	232	23,497	1,012

Development stage expenses
Accounting	16,750	15,000	5,000	5,000	16,750
Legal	0	359	0	0	0
Management fee	6,750	6,750	2,250	2,250	6,750
Office	4,081	6,830	636	2,990	4,081
Transfer agent fee	1,425	675	450	225	1,425

TOTAL DEVELOPMENT STAGE EXPENSES	29,006	29,614	8,336	10,465	29,006

(Loss) income from operations	(27,994)	30,843	(8,104)	13,032	(27,994)
Corporate taxes	(467)	(341)	(114)	(113)	(467)
Interest expense	(9,803)	(9,708)	(3,342)	(3,278)	(9,803)

NET (LOSS) INCOME	$(38,264)	$20,794	$(11,560)	$9,641	$(38,264)

NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.001)	$0.0005	$(0.000)	$0.0002
Diluted	$(0.001)	$0.0005	$(0.000)	$0.0002

Weighted-average number of common
shares outstanding: Basic	39,683,381	39,683,381	39,683,381	39,683,381
Diluted	39,683,381	42,015,438	39,683,381	42,015,438

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Cash Flows

			(Unaudited)
			For the Period
			January 1, 2004
	(Unaudited)		(commencement of
	Nine Months Ended		development stage) to
	September 30,		September 30,
	2004	2003	2004
OPERATING ACTIVITIES:
Net (loss) income	$(38,264)	$20,794	$(38,264)
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Changes in assets and liabilities:
Increase in accounts receivable	0	(3,754)	0
Decrease (increase) in
accounts receivable - related parties	4,028	(16,965)	4,028
Decrease in prepaid expenses	75	75	75
Increase in due from related party	0	(75)	0
Increase in deferred revenue	0	7,208	0
Increase in accounts payable	27,492	675	27,492
Increase in accounts payable -
related parties	6,750	6,750	6,750

Net cash provided by
operating activities	81	14,708	81

FINANCING ACTIVITIES:
Payments on loans payable – related party	(295)	(15,900)	(295)
Proceeds from loans payable – related party	1,495	900	1,495

Net cash provided by (used in)
financing activities	1,200	(15,000)	1,200

Increase (decrease) in cash	1,281	(292)	1,281
Cash at beginning of period	528	2,584	528

Cash at end of period	$1,809	$2,292	$1,809

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

			(Unaudited)
			For the Period
			January 1, 2004
	(Unaudited)		(commencement of
	Nine Months Ended		development stage) to
	September 30,		September 30,
	2004	2003	2004
Supplemental cash flow information:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.  The results of operations for the nine months September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any future period.  In the opinion of management, the accompanying consolidated financial statements of Concept Digital Inc., contains all adjustments necessary to present fairly the Company’s financial position as of September 30, 2004 and December 31, 2003, the statements of operations for the nine and three months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and September 30, 2003.

The results of operations for the nine months ended September 30, 2004 and September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2003.

2.	CONVERTIBLE NOTE PAYABLE

The loan payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc. (“Atlas”), an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of Atlas.  As of May 7, 2002 the loan was in default.  Atlas has allowed the loan to continue as a demand loan accruing interest at 6% per annum.  At September 30, 2004 the entire balance of the note was outstanding.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, net losses since inception to September 30, 2004 aggregated $(1,946,672).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, net losses from June 15, 1999(date of inception) through September 30, 2004 aggregated $(1,946,672) and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Development stage losses during the nine months ended September 30, 2004 were ($38,264) as compared to net income during the nine months ended September 30, 2003 of $20,794.

Expenses for the nine months ended September 30, 2004 were primarily accounting fees ($16,750), management fees ($6,750), office expense ($4,081), and interest ($9,803).

Expenses for the nine months ended September 30, 2003 were primarily Accounting fees ($15,000),  management fees ($6,750), office expenses ($6,830) and  interest ($9,708).

THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Development stage losses during the three months ended September 30, 2004 were ($11,560) as compared to net income during the three months ended September 30, 2003 of $9,641.

Expenses for the three months ended September 30, 2004 were primarily accounting fees ($5,000), management fees ($2,250), office expenses ($636) and interest ($3,342).

Expenses for the three months ended September 30, 2003 were primarily accounting fees ($5,000), management fees ($2,250), office expenses ($2,990) and interest ($3,278).

PERIOD FROM JANUARY 1, 2004 (COMMENCEMENT OF DEVELOPMENT STAGE) THROUGH SEPTEMBER 30, 2004
Our cumulative net losses since the inception are attributable to the fact that we have derived little revenue from operations to offset our business development expenses.

Net loss since commencement of development stage has amounted to ($38,264).  These expenses were primarily office expenses ($4,081), management fees ($6,750) and accounting fees ($16,750).

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

For the nine months ended September 30, 2004 and September 30, 2003, we had net income (loss) of ($38,264) and $20,794 respectively.  Our accumulated deficit since the date of inception is $(1,946,672).  Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

Item 3.    Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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