Form 10-K
period 2003-12-31
CONCEPT DIGITAL INC /DE/
filed 2008-11-25
CIK 1128724

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-32029

CONCEPT DIGITAL, INC.
(Name of small business issuer in its charter)

DELAWARE	22-3698370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

298 Fifth Avenue New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(212) 564-1600

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                    ☐                                           Accelerated filer                                                      ☐
Non-accelerated filer                                                      ☐                                           Smaller reporting company                                   ☒
(Do not check if a smaller reporting company)

Revenues for year ended December 31, 2003: $83,434

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 6, 2008, was: $0

 Number of shares of the registrant’s common stock outstanding as of November 6, 2008 is: 39,683,381

 Transitional Small Business Disclosure Format:     Yes ☐                                No ☒

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

Specifically, we have planned to accept customer images in virtually any format compatible with digital images, including jpegs (.jpg), bitmaps (.bmp), tiffs (.tif), encapsulated post script (.eps) and more.

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

Employees

As of December 31, 2003, the Company did not have any employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices were located at 136 West 32nd Street, New York, NY 10001.  Our corporate offices are currently located at 298 Fifth Avenue, New York, NY 10001.  The Company's telephone number is (212) 564-1600.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently parties to any litigation, nor to the Company’s knowledge and belief is any litigation threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2003, there is no public market for our common stock.  As such, the Company’s common stock is not currently available for trading.

Holders

As of December 31, 2003, in accordance with our transfer agent records, there were 133 shareholders of record of the Company’s common stock.

Dividends

The Company does not intend to issue dividends. However, should we decide to issue dividends, any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2003, we did not issue any shares of our common stock.

Stock Options Grants

As of December 31, 2003, we have stock options outstanding on 1,880,000 shares of our common stock.

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

The accompanying consolidated financial statements have been on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, losses from June 15, 1999 (date of inception) through December 31, 2003 aggregated ($1,908,408) raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company cannot determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

YEARS ENDED DECEMBER 31, 2003 AND 2002

Revenues during the year ended December 31, 2003 totaled $83,434 as compared to $30,423 for the year ended December 31, 2002. The increase in revenues is primarily related to the recognition of revenues for the warranties sold during the year ended December 31, 2003 for which the manufacturers warranty expired.

Losses during the year ended December 31, 2003 were ($13,721) compared to ($228,395) for the year ended December 31, 2002.

Expenses during the year ended December 31, 2003 the Company incurred were various professional fees such as accounting ($40,000), legal services ($459), bad debt ($22,394). Other operating expenses consist primarily of  and general office expenses ($9,390).

Expenses during the year ended December 31, 2002 were primarily commission and consulting fees ($56,000), website development costs ($58,192), rent ($24,000), depreciation ($64,481), internet access fees ($24,000) and professional fees such as legal ($14,649) and accounting ($63,800).

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

The directors and officers of the Company and its subsidiaries, as of November 13, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

NAME	AGE	WITH COMPANY SINCE	DIRECTOR/POSITION
Joseph Douek	33	2001	Chairman, Chief Executive Officer and Chief Financial Officer
Richard Darrow	53	2001	Director

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

Code of Ethics

We have not adopted a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal years ended December 31, 2003 and December 31, 2002 for the executive officers who were serving as of fiscal years ended December 31, 2003 and December 31, 2002, whose salary and bonus during fiscal years ended December 31, 2003 and December 31, 2002 exceeded $100,000. In 2003, no officer received compensation in excess of $100,000.

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	RESTRICTED STOCK AWARD ($)	TOTAL ($)

Joseph Douek, Chief Executive Officer	2003	0	0	0	0

Joseph Douek, Chief Executive Officer	2002	0	0	0	0

Employment Agreements

No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2003 information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

(2)             For purposes of this table only, this percentage is based on 39,683,381 shares outstanding as of December 31, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2003, the Company sold digital camera warranties to a company controlled by the Company’s majority stockholder.  As of December 31, 2002, due from related parties and accounts receivable – related party represents amounts due from the sale of warranties to these companies.

In September 2001, a company controlled by the Company’s majority stockholder, in exchange for 1,500,000 shares of the Company’s common stock (valued at $180,000) agreed to fund substantially all current sales, marketing and administrative expenses for one year.  This was being amortized through September 30, 2002.

The Company rents office space on a month-to-month basis from an affiliated entity. Rent expense aggregated $0 and $24,000 in 2003 and 2002, respectively.

A member of the board of directors is a partner in the Company’s principal law firm.  During the year ended December 31, 2003 and 2002, the Company incurred legal fees to the firm aggregating $0 and $3,991, respectively. At December 31, 2002, accounts payable to the related party in the amount of $74,382 was written off as a forgiveness of debt.

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

(1) Incorporated by reference to the Registrant's Form 10-SB, filed on November 29 (SEC File No. 000-32029).

(b)  Reports on Form 8-K

We did not file any reports on Form 8-K for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CONCEPT DIGITAL, INC.
Dated:	November 13, 2008	By: /s/ Joseph Douek
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	November 13, 2008	By: /s/ Joseph Douek
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Dated:	November 13, 2008	By: /s/ Richard Darrow
Director

CONCEPT DIGITAL, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003 AND FOR THE YEARS
ENDED DECEMBER 31, 2003 AND 2002

CONCEPT DIGITAL, INC. AND SUBSIDIARY
TABLE OF CONTENTS

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003 AND FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Consolidated balance sheet	2

Consolidated statements of operations	3

Consolidated statements of stockholders’ deficit	4

Consolidated statements of cash flows	5-6

Note to consolidated financial statements	7-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
Concept Digital, Inc and Subsidiary

We have audited the accompanying consolidated balance sheet of Concept Digital, Inc. and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, change in stockholders’ deficit and cash flows for the years ended December 31, 2003 and 2002.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the consolidated financial position of Concept Digital, Inc. and Subsidiary as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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

Seligson and Giannattasio, LLP
White Plains, NY
June 17, 2008

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Consolidated Balance Sheet

December 31,
2003
ASSETS

CURRENT ASSETS:
Cash	$528
Accounts receivable related party	14,028
Prepaid expenses	2,549

Total current assets	17,105

Trade name, net of accumulated amortization of
$25,000	0

TOTAL ASSETS	$17,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$102,179
Accounts payable – related party	204,133
Convertible notes payable – related party, in default	16,953
Note payable - related party	110,220

Total current liabilities	433,485

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 39,683,381
shares issued and outstanding	3,968
Additional paid-in capital	1,488,060
Retained deficit	(1,908,408)

Total stockholders’ deficit	(416,380)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$17,105

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Years Ended
	December 31,
	2003	2002

Revenues	$83,434	$30,423
Cost of services	1,249	1,308

	82,185	29,115

Operating expenses
Accounting	40,000	63,800
Depreciation and amortization	0	64,481
Bad debt	22,394	0
Commissions and consulting fees	0	56,000
Internet access	0	24,000
Legal	459	14,649
Management fee	9,000	9,000
Office	9,390	11,710
Payroll taxes	0	161
Transfer agent fee	970	1,928
Travel and entertainment	0	497
Rent expense	0	24,000
Website development	0	58,192

TOTAL OPERATIONAL EXPENSES	82,213	328,418

Loss from operations	(28)	(299,303)
Corporate taxes	(739)	(1,508)
Interest expense	(12,954)	(1,760)
Abandonment of property	0	(25,310)
Debt settlement	0	99,486

NET LOSS	$(13,721)	$(228,395)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.0003)	$(0.006)

Weighted-average number of common
shares outstanding	39,683,381	39,683,381

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Consolidated Statements of Stockholder’s Deficit

					Common
					Stock Issued
			Additional		in Exchange
	Common Stock		Paid-in	Accumulated	Funding
	Shares	Amount	Capital	Deficit	Obligation	Total

Balance, January 1, 2001	34,055,260	3,000	1,165,000	(1,050,000)		118,000

Stock issued in exchange for debt	995,143		119,000			119,000
Stock issued to a company controlled by the Company’s majority
stockholder in September 2001	1,500,000		180,000		$(180,000)
Stock issued as compensation for services rendered	100,000		12,000			12,000
Stock options issued as compensation for services rendered			28,000			28,000
Stock issued in reverse acquisition	3,032,978	1,000		(35,000)		(34,000)
Net loss				(582,000)	60,000	(522,000)

Balance, December 31, 2001	39,683,381	4,000	1,504,000	(1,667,000)	(120,000)	(279,000)

Adjustments		(32)	(270)	708		406
Net loss				(228,395)	120,000	(108,395)

Balance, December 31, 2002	39,683,381	3,968	1,503,730	(1,894,687)	0	(386,989)

Net loss				(13,721)		(13,721)
Forgiveness of debt to related party			(15,670)			(15,670)

Balance, December 31, 2003	39,683,381	$3,968	$1,488,060	$(1,908,408)	$0	$(416,380)

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(13,721)	$(228,395)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	0	64,481
Provision for uncollectible accounts	0	(8,658)
Stock issued for services and
settlement of debt	0	120,000
Abandonment of assets	0	25,310
Forgiveness of debt – related party	(15,670)	0
Changes in assets and liabilities:
Decrease in accounts receivable	19,713	24,100
Decrease (increase) in accounts
receivable – related parties	9,609	(15,306)
Decrease in prepaid expenses	355	629
(Decrease) increase in deferred revenue	(206,534)	84,842
Increase (decrease) in accounts payable	28,839	(36,247)
Increase (decrease) in accounts
payable - related parties	195,133	(69,391)

Net cash provided by (used in)
operating activities	17,724	(38,635)

FINANCING ACTIVITIES:
Payments on loans payable – related party	(20,000)	(101,600)
Proceeds from notes payable – related party	220	130,000

Net cash (used in) provided by
financing activities	(19,780)	28,400

Decrease in cash	(2,056)	(10,235)
Cash at beginning of period	2,584	12,819

Cash at end of period	$528	$2,584

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Years Ended
	December 31,
	2003	2002
Supplemental cash flow information:
Interest paid	$0	$0
Income taxes paid	$303	$0

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - GOING CONCERN MATTERS

The Company’s activities from inception to December 31, 2001 consisted of developing a business plan, and raising capital for future operations and administrative functions.  During 2002, the Company began recognizing revenues from the sale of warranties. During the years ended December 31, 2003 and 2002, the Company’s revenues were not sufficient to sustain its operations. In addition, the Company had negative working capital. The ability of the Company to achieve its business objectives is contingent upon it success in raising additional capital until adequate revenues are realized from operations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, net losses from June 15, 1999 (date of inception) through December 31, 2003 aggregated ($1,908,408).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the company be unable to continue as a going concern.

NOTE 2 - ORGANIZATION

Concept Digital, Inc. (the “Company”) was incorporated on June 15, 1999, under the laws of the State of Delaware.  Through its wholly owned subsidiary, Photo America, Inc. (“PAI”) is a company engaged in the marketing and issuing warranties primarily for digital cameras.  Previously, PAI was developing an Internet facility for processing digital images.

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

Cash and Cash Equivalents:

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

Equipment:

Equipment is recorded at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  On September 1, 2002, the Company abandoned all of the equipment and took a loss on abandonment of equipment of $25,310.

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

Trade names:

Purchased trade names are recorded at cost less accumulated amortization and are included in other assets.  Trade names are being amortized over 2 years from the initial date of use.  Amortization expense for the years ended December 31, 2003 and December 31, 2002 was $0 and $12,500, respectively.  Accumulated amortization as of December 31, 2003 aggregated $25,000.

Revenue recognition:

Revenue from processing images is recognized upon delivery of the images.  The Company recognizes revenue from warranties over the term of the warranty.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising:

The Company’s policy for reporting advertising expenditures is to expense them as they are incurred.  For the years ended December 31, 2003 and 2002, the Company did not incur any advertising expense.

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

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share:

The Company reports net income (loss) per share pursuant to SFAS No. 128 “Earnings Per Share”. Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the dilutive potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods basis loss per share and diluted loss per share are the same. Options and warrants excluded from the computation for the diluted loss per share were 2,730,000 in 2003 and 2,730,000 in 2002.

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

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2003, the Company sold digital camera warranties to a company controlled by the Company’s majority stockholder.  As of December 31, 2003, accounts receivable – related party represents amounts due from the sale of warranties to these companies.

In September 2001, a company controlled by the Company’s majority stockholder, in exchange for 1,500,000 shares of the Company’s common stock (valued at $180,000) agreed to fund substantially all current sales, marketing and administrative expenses for one year.  This was being amortized through September 30, 2002.

The Company rents office space on a month-to-month basis from an affiliated entity for $4,000 per month.  The agreement was terminated in June of 2002.

A member of the board of directors is a partner in the Company’s principal law firm.  The total fees incurred for legal services to the firm aggregated $141,439 of which $74,382 at year end December 31, 2002 was written off as a forgiveness of debt and was included as a component of debt settlement income.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

The convertible note payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc. (“Atlas”), an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible to 730,468 shares of common stock at the discretion of Atlas.  At December 31, 2003 the entire balance of the note was outstanding.  As a result of the note not being repaid at the due date, the note is in default.

Note payable to related party is due to 529 Empire Realty, an affiliated company of the majority stockholder, which bears interest at 9.46% and is due on demand.  Interest expense aggregated $11,822 as of December 31, 2003. The note matures as follows:

Year ended December 31,
2004	$0
2005	130,000
$130,000

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 6 – INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations on June 15, 1999.  At December 31, 2003, the Company had a net operating loss carryforward (“NOL”) of ($321,720) available to reduce future taxable income and expense through 2023.

In accordance with SFAS No. 109 the Company has computed the components of deferred income taxes as follows:

December 31, 2003

Deferred tax assets	$125,180
Valuation allowance	(125,180)

Deferred tax assets, net	$-

At December 31, 2003, a full valuation allowance has been provided as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rates for the period ended December 31, 2003 and 2002 principally due to the following:

	2003	2002

U.S. statutory rate	34.0%	34.0%
State and local taxes	8.0	8.0
Valuation allowance	(42.0)	(42.0)

	00.0%	00.0%

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2003 consisted of the following:

December 31, 2003

Accounts payable	$6,260
Accrued professional fees	80,000
Accrued income taxes	739
Accrued interest	15,180

Total accounts payable and accrued expenses	$102,179

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

The Company applies APB 25 in accounting for its stock option plan and, accordingly, recognizes compensation expense for the difference between the intrinsic value of the underlying common stock and the exercise price of the option at the date of grant.  Had compensation cost for the Company’s stock option plan been determined based upon the fair value of the option at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma loss and pro forma loss per share for 2003 and 2002 have been approximately ($13,791) and ($228,395), and $(0.0003) and $(0.006) per share, respectively.

CONCEPT DIGITAL, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (continued)

The following summarizes stock option transactions

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning
of year	1,880,000	$0.11	1,880,000	$0.11
Options granted	0	0	0	0

Outstanding options at end of year	1,880,000	$0.11	1,880,000	$0.11

The following table summarizes information about the plan’s options outstanding at December 31, 2003:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.10-$0.12	1,880,000	6.4	$0.11	1,880,000	$0.11

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

In 2001, the Company issued options to purchase 600,000 shares with an exercise price of $.10 per share expiring in 2011 to a consultant and a director.  These options were valued using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility 0% (since the options were granted prior to the reverse acquisition of CDI), expected life 10 years, risk free interest rates ranging from 4.7% to 5.35%.  The change to operating aggregated $28,000.

The number of shares reserved for the issuance of stock upon exercise of options and warrants totaled 2,730,000 at December 31, 2003.

NOTE 9 – LAWSUIT

In April 2002, PAI settled a lawsuit brought by The Works, Inc. for breach of contract for services performed.  The settlement required PAI to turn over the stock certificate for 350,000 shares of common stock that was to be previously issued to The Works, Inc. in December 1999.

NOTE 10 – ADDITIONAL PAID-IN CAPITAL

Paid in capital is for the 39,683,381 shares of common stock issued and outstanding. The Company forgave $15,670 of a related party accounts receivable to The Camera Store, Inc. a Company owned by the majority shareholder, for warranties previously sold.  Forgiveness of related party debt generally is viewed in essence as a capital transaction.  Accordingly, the forgiveness of the receivable is recorded as a $15,670 decrease in paid in capital.