Form 10KSB
period 2004-12-31
CONCEPT DIGITAL INC /DE/
filed 2008-12-09
CIK 1128724

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Revenues for year ended December 31, 2004: $2,726

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 6, 2008, was: $0

 Number of shares of the registrant’s common stock outstanding as of November 10, 2008 is: 39,683,381

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

Employees

As of December 31, 2004, the Company did not have any employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices were located at 136 West 32nd Street, New York, NY 10001.  The Company presently shares office space in a building located at 298 Fifth Avenue, New York, NY 10001, for an indefinite amount of time at no charge. The Company's telephone number is (212) 564-1600.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently parties to any litigation, nor to the Company’s knowledge and belief is any litigation threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2004, there is no public market for our common stock.  As such, the Company’s common stock is not currently available for trading.

Holders

As of December 31, 2004, in accordance with our transfer agent records, there were 133 shareholders of record of the Company’s common stock.

Dividends

The Company does not intend to issue dividends. However, should we decide to issue dividends, any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2004, we did not issue any shares of our common stock.

Stock Options Grants

As of December 31, 2004, we have stock options outstanding on 1,880,000 shares of our common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following management’s discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our consolidated financial statements and notes thereto. Concept Digital Inc. is a development – stage company. Because the Company has generated minimal revenue, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The accompanying consolidated financial statements have been on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, losses from June 15, 1999 (date of inception) through December 31, 2004 aggregated ($1,958,102) raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company cannot determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

YEARS ENDED DECEMBER 31, 2004 AND 2003

Revenues during the year ended December 31, 2004 totaled $2,726 as compared to $83,434 for the year ended December 31, 2003. There were no warranty sales during the year ended December 31, 2004. The revenues for the year ended December 31, 2003 are primarily related to the recognition of revenues for the warranties sold during the year for which the manufacturers warranty expired.

Development stage losses during the year ended December 31, 2004 were ($49,694) compared to ($13,721) for the year ended December 31, 2003.

Expenses during the year ended December 31, 2004 the Company incurred were various professional fees such as accounting ($21,750), legal services ($750), management fees ($9,000), general office expenses ($4,299), interest expense ($13,221) and transfer agent fees ($1,650).

Expenses during the year ended December 31, 2003 the Company incurred were various professional fees such as accounting ($40,000), bad debt ($22,394), legal services ($459), management fees ($9,000),  general office expenses ($9,390), interest expense ($12,954) and transfer agent fees ($970).

PERIOD FROM JANUARY 1, 2004 (COMMENCEMENT OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2004

Our cumulative net losses since the inception are attributable to the fact that we have derived little revenue from operations to offset our business development expenses.

Losses from operations since commencement of development stage have amounted to ($49,694) primarily consisting of accounting fees ($21,750), office expenses ($4,299), transfer agent fees ($1,650), management fees ($9,000) and interest expense ($13,221).

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

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND FOR THE YEARS ENDED
DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD
JANUARY 1, 2004 (COMMENCEMENT OF DEVELOPMENT
STAGE) THROUGH DECEMBER 31, 2004

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004 AND FOR THE YEARS ENDED
DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD
JANUARY 1, 2004 (COMMENCEMENT OF DEVELOPMENT
STAGE) THROUGH DECEMBER 31, 2004

Consolidated balance sheet	2

Consolidated statements of operations	3

Consolidated statements of stockholders’ deficit	4

Consolidated statements of cash flows	5-6

Note to consolidated financial statements	7-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
Concept Digital, Inc and Subsidiary

We have audited the accompanying consolidated balance sheet of Concept Digital, Inc. and Subsidiary (a development stage company) as of December 31, 2004 and the related consolidated statements of operations, change in stockholders’ deficit and cash flows for the years ended December 31, 2004 and 2003 and for the period January 1, 2004 (commencement of development stage) to December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the consolidated financial position of Concept Digital, Inc. and Subsidiary as of December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2004 and 2003 and for the period January 1, 2004 (commencement of development stage) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is a development stage company.  The realization of a major portion of its assets is dependent upon its ability to meet its future financing requirements, and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Seligson and Giannattasio, LLP
White Plains, NY
November 15, 2006

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheet

December 31,
2004
ASSETS

CURRENT ASSETS:
Cash	$1,135
Accounts receivable related party	10,000
Prepaid expenses	2,449

Total current assets	13,584

Trade name, net of accumulated amortization of
$25,000	0

TOTAL ASSETS	$13,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$137,802
Accounts payable – related party	214,903
Convertible note payable – related party, in default	16,953
Note payable - related party	110,000

Total current liabilities	479,658

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 39,683,381
shares issued and outstanding	3,968
Additional paid-in capital	1,488,060
Deficit accumulated during the development stage	(1,958,102)

Total stockholders’ deficit	(466,074)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$13,584

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period
			January 1, 2004
			(commencement of
	Years Ended		development stage) to
	December 31,		December 31,
	2004	2003	2004

Development stage revenues	$2,726	$83,434	$2,726
Cost of services	1,169	1,249	1,169
	1,557	82,185	1,557
Development stage expenses
Accounting	21,750	40,000	21,750
Bad debt	0	22,394	0
Legal	750	459	750
Management fee	9,000	9,000	9,000
Office	4,299	9,390	4,299
Transfer agent fee	1,650	970	1,650
TOTAL DEVELOPMENT STAGE EXPENSES	37,449	82,213	37,449
Loss from operations	(35,892)	(28)	(35,892)
Corporate taxes	(581)	(739)	(581)
Interest expense	(13,221)	(12,954)	(13,221)
NET LOSS	$(49,694)	$(13,721)	$(49,694)
NET LOSS PER COMMON SHARE
Basic and diluted	$(0.001)	$(0.0003)

Weighted-average number of common
shares outstanding	39,683,381	39,683,381

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Stockholder’s Deficit

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Accumulated	Development
	Shares	Amount	Capital	Deficit	Stage	Total

Balance, January 1, 2003	39,683,381	$3,968	$1,503,730	$(1,894,687)	$0	$(386,989)

Net loss				(13,721)		(13,721)
Forgiveness of debt to related party			(15,670)			(15,670)

Balance, December 31, 2003	39,683,381	3,968	1,488,060	(1,908,408)	0	(416,380)

Net loss					(49,694)	(49,694)

Balance, December 31, 2004	39,683,381	$3,968	$1,488,060	$(1,908,408)	$(49,694)	$(466,074)

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Cash Flows

			For the Period
			January 1, 2004
			(commencement of
	Years Ended		development stage) to
	December 31,		December 31,
	2004	2003	2004
OPERATING ACTIVITIES:
Net loss	$(49,694)	$(13,721)	$(49,694)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Forgiveness of debt – related party	0	(15,670)	0
Changes in assets and liabilities:
Decrease in accounts receivable	0	19,713	0
Decrease in accounts
receivable – related parties	4,028	9,609	4,028
Decrease in prepaid expenses	100	355	100
Decrease in deferred revenue	0	(206,534)	0
Increase in accounts payable	35,623	28,839	35,623
Increase in accounts payable -
related parties	9,000	195,133	9,000

Net cash (used in) provided by
operating activities	(943)	17,724	(943)

FINANCING ACTIVITIES:
Payments on loans payable – related party	(1,220)	(20,000)	(1,220)
Proceeds from notes payable – related party	2,770	220	2,770

Net cash provided by (used in)
financing activities	1,550	(19,780)	1,550

Increase (decrease) in cash	607	(2,056)	607
Cash at beginning of period	528	2,584	528

Cash at end of period	$1,135	$528	$1,135

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

			For the Period
			January 1, 2004
			(commencement of
	Years Ended		development stage) to
	December 31,		December 31,
	2004	2003	2004
Supplemental cash flow information:
Interest paid	$0	$0	$0
Income taxes paid	$126	$303	$126

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 1 - DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The Company’s activities have been devoted to developing a business plan, and raising capital for future operations and administrative functions.  The ability of the Company to achieve its business objectives is contingent upon it success in raising additional capital until adequate revenues are realized from operations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, net losses from inception through December 31, 2004 aggregated ($1,958,102).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the company be unable to continue as a going concern.

NOTE 2 - ORGANIZATION

Concept Digital, Inc. (the “Company”) was incorporated on June 15, 1999, under the laws of the State of Delaware.  Through its wholly owned subsidiary, Photo America, Inc. (“PAI”) is a development stage enterprise engaged in the marketing and issuing warranties primarily for digital cameras.  Previously, PAI was developing an Internet facility for processing digital images.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 2 – ORGANIZATION (continued)

On September 26, 2001, Photo America, Inc. merged with Concept Digital, Inc. (“CDI”) a publicly traded development stage enterprise that had 3,032,978 shares of common stock outstanding prior to the merger.  Pursuant to the merger agreement, the Company acquired all of the outstanding common stock of Photo America, Inc. in exchange for 36,650,403 shares of CDI common stock.  The merger was accounted for as a recapitalization by Photo America, Inc.  No goodwill was recorded in connection with the transaction.  Effective January 1, 2004, the Company ceased selling warrantees and transferred the servicing of the existing contracts to a related party and as a result, became an entity in the development stage.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary in order to prepare the financial statements have been included.  Results for the interim periods are not necessarily indicative of the results that may be expected for the year.

Principles of Consolidation:

The consolidated financial statements include the accounts of Concept Digital, Inc. and its subsidiary Photo America, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates:

The presentation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and reporting period.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents:

For purposes of reporting cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Carrying Value:

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment.  Whenever events or changes in circumstances indicates that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.

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

Trade names:

Purchased trade names are recorded at cost less accumulated amortization and are included in other assets.  Trade names are being amortized over 2 years from the initial date of use.  Accumulated amortization as of December 31, 2004 aggregated $25,000.

Revenue recognition:

Revenue from processing images is recognized upon delivery of the images.  The Company recognizes revenue from warranties over the term of the warranty.

Advertising:

The Company’s policy for reporting advertising expenditures is to expense them as they are incurred.  For the years ended December 31, 2004 and 2003, the Company did not incur any advertising expenditures.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

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
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share:

The Company reports net income (loss) per share pursuant to SFAS No. 128 “Earnings Per Share”, Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments.  Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.  Since the Company has incurred net losses for all periods basis loss per share and diluted loss per share are the same.

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

Recently Issued Accounting Pronouncements:

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

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

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
(a development stage enterprise)

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

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2003, the Company sold digital camera warranties to a company controlled by the Company’s majority stockholder.  As of December 31, 2004, accounts receivable – related party represents amounts due from the sale of warranties to these companies.

NOTE 5 – NOTES PAYABLE – RELATED PARTIES

The convertible note payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc. (“Atlas”), an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible to 730,468 shares of common stock at the discretion of Atlas.  At December 31, 2004 the entire balance of the note was outstanding. As a result of the note not being paid at the due date, the note is in default.

Note payable to related party is due to 529 Empire Realty, an affiliated company of the majority stockholder, which bears interest at 9.46% and is due on demand.  Principal and accrued interest at December 31, 2004 totaled $110,000 and $24,656, respectively. The note matures during 2005.

NOTE 6 – INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations on June 15, 1999.  At December 31, 2004, the Company had a net operating loss carryforward (“NOL”) of ($352,094) available to reduce future taxable income and expense through 2024.

In accordance with SFAS No. 109 the Company has computed the components of deferred income taxes as follows:

December 31, 2004

Deferred tax assets	$159,420
Valuation allowance	(159,420)

Deferred tax assets, net	$-

At December 31, 2004, a full valuation allowance has been provided as realization of the deferred tax benefit is not considered likely.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements
NOTE 6 – INCOME TAXES, continued

The effective tax rate varies from the U.S. Federal statutory tax rates for the period ended December 31, 2004 and 2003 principally due to the following:

	2004	2003
U.S. statutory rate	34.0%	34.0%
State and local taxes	8.0	8.0
Valuation allowance	(42.0)	(42.0)

	00.0%	00.0%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2004 consisted of the following:

December 31, 2004

Accounts payable	$8,310
Accrued professional fees	100,000
Accrued income taxes	1,094
Accrued interest	28,398

Total accounts payable and accrued expenses	$137,802

NOTE 8 – STOCK OPTIONS AND WARRANTS

Stock Options

During the year ended December 31, 1999, the board of directors authorized the issuance of employee stock options to purchase 1,200,000 shares of common stock.  The options, which vested immediately, have an exercise price of $0.10 per share.

In January 2000, the Company’s board of directors authorized an employee stock option plan under which 1,200,000 shares of common stock were reserved for issuance upon exercise of either incentive or non-incentive stock options, which may be granted from time to time by the Board of Directors to employees.  The Board of Directors determines the option price (not to be less than estimated fair value for incentive options), vesting period and expiration date (not to exceed 10 years) at the date of the grant.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (continued)

The Company applies APB 25 in accounting for its stock option plan and, accordingly, recognizes compensation expense for the difference between the intrinsic value of the underlying common stock and the exercise price of the option at the date of grant.  Had compensation cost for the Company’s stock option plan been determined based upon the fair value of the option at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma loss and pro form loss per share for 2004 and 2003 would have been approximately ($49,694) and ($13,721) and ($0.001) and ($0.0003) per share, respectively.

The following summarizes stock option transactions

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning
of year	1,880,000	$0.11	1,880,000	$0.11
Options granted	0	0	0	0

Outstanding options at end of year	1,880,000	$0.11	1,880,000	$0.11

The following table summarizes information about the plan’s options outstanding at December 31, 2004:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.10-$0.12	1,880,000	5.4	$0.11	1,880,000	$0.11

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (continued)

On September 2, 2002, the Company’s the Board of Directors held a meeting and voted to terminate the stock option plan. The termination of the stock option plan did not affect options issued previously.

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

As of December 31, 2004, 2,730,000 shares were reserved of common stock for other stock options and warrants outstanding.

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

Code of Ethics

We have not adopted a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal years ended December 31, 2004 and December 31, 2003 for the executive officers who were serving as of fiscal years ended December 31, 2004 and December 31, 2003, whose salary and bonus during fiscal years ended December 31, 2004 and December 31, 2003 exceeded $100,000. In 2004, no officer received compensation in excess of $100,000.

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	RESTRICTED STOCK AWARD ($)	TOTAL ($)

Joseph Douek, Chief Executive Officer	2004	0	0	0	0

Joseph Douek, Chief Executive Officer	2003	0	0	0	0

Employment Agreements

No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2004 information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

(2)      For purposes of this table only, this percentage is based on 39,683,381 shares outstanding as of December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2003, the Company sold digital camera warranties to a company controlled by the Company’s majority stockholder.  As of December 31, 2004, accounts receivable – related party represents amounts due from the sale of warranties to these companies.

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

3(i)      Certificate of Incorporation, as amended (1)

3.2       Bylaws, as amended (1)

31.1	Certification of Certifying Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1	Certification of Certifying Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(1) Incorporated by reference to the Registrant's Form 10-SB, filed on November 29 (SEC File No. 000-32029).

(b)  Reports on Form 8-K

We did not file any reports on Form 8-K for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CONCEPT DIGITAL, INC.

Dated:	December 9, 2008	By: /s/ Joseph Douek
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	December 9, 2008	By: /s/ Joseph Douek
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Dated:	December 9, 2008	By: /s/ Richard Darrow
Director