Form 10-Q
period 2005-03-31
CONCEPT DIGITAL INC /DE/
filed 2009-05-08
CIK 1128724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 1O-Q
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  39,683,381 shares of common stock were outstanding as of May 8, 2009.

CONCEPT DIGITAL, INC.
FORM 10Q
FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2005

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

Signatures

PART I - FINANCIAL INFORMATION

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” relating to Concept Digital, Inc. (the “Company”), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as losses, dependence on management, variability of quarterly results, and the ability of the Company to develop a growth strategy and compete with other companies in its industry, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

CONCEPT DIGITAL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
AND FOR THE THREE MONTHS ENDED MARCH 31, 2005
AND 2004 AND FOR THE PERIOD JANUARY 1, 2004
(COMMENCEMENT OF DEVELOPMENT STAGE)
THROUGH MARCH 31, 2005

CONCEPT DIGITAL, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page(s)

Consolidated balance sheets	1

Consolidated statements of operations	2

Consolidated statements of cash flows	3-4

Notes to financial statements	5

CONCEPT DIGITAL, INC.
(A Development Stage Company)

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2005	2004

ASSETS

CURRENT ASSETS:
Cash	$889	$1,135
Accounts receivable related party	10,000	10,000
Prepaid expenses	2,424	2,449

Total current assets	13,313	13,584

Trade name net of accumulated amortization of
$25,000 at March 31, 2005 and
December 31, 2004	0	0

TOTAL ASSETS	$13,313	$13,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$141,612	$137,802
Accounts payable – related party	217,503	214,903
Convertible note payable – related party, in default	16,953	16,953
Note payable - related party	110,000	110,000

Total current liabilities	486,068	479,658

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 39,683,381
shares issued and outstanding as of March 31,
2005 and December 31, 2004	3,968	3,968
Additional paid-in capital	1,488,060	1,488,060
Deficit accumulated during the development stage	(1,964,783)	(1,958,102)

Total stockholders’ deficit	(472,755)	(466,074)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$13,313	$13,584

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC.
(A Development Stage Company)

Consolidated Statements of Operations

			(Unaudited)
			For the Period
			January 1, 2004
	(Unaudited)		(commencement of development
	Three Months Ended		stage) to
	March 31,		March 31,
	2005	2004	2005

Development stage revenues	$627	$455	$3,353
Cost of service	105	365	1,274
	522	90	2,079

Development stage expenses
Accounting fees	0	6,750	21,750
Legal	0	0	750
Management fee	2,250	2,250	11,250
Office	292	2,449	4,591
Transfer agent fee	1,050	525	2,700

TOTAL DEVELOPMENT STAGE EXPENSES	3,592	11,974	41,041

Loss from operations	(3,070)	(11,884)	(38,962)
Corporate taxes	(114)	(241)	(695)
Interest expense	(3,497)	(3,194)	(16,718)

NET LOSS	$(6,681)	$(15,319)	$(56,375)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.0002)	$(0.0004)

Weighted-average number of common
shares outstanding – basic and diluted	39,683,381	39,683,381

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

			(Unaudited)
			For the Period
			January 1, 2004
	(Unaudited)		(commencement of development
	Three Months Ended		stage) to
	March 31,		March 31,
	2005	2004	2005
OPERATING ACTIVITIES:
Net loss	$(6,681)	$(15,319)	$(56,375)
Adjustments to reconcile net loss to net cash
from operating activities:
Changes in assets and liabilities:
Decrease in accounts receivable
- related parties	0	3,244	4,028
Decrease in prepaid expenses	25	25	125
Increase in accounts payable	3,810	10,255	39,433
Increase in accounts payable
- related parties	2,250	2,250	11,250

Net cash from operating activities	(596)	455	(1,539)

FINANCING ACTIVITIES:
Payments on loans payable – related party	0	(295)	(1,220)
Proceeds loans payable – related party	350	1,495	3,120

Net cash from financing activities	350	1,200	1,900

(Decrease) increase in cash	(246)	1,655	361
Cash at beginning of period	1,135	528	528

Cash at end of period	$889	$2,183	$889

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

			(Unaudited)
			For the Period
			January 1, 2004
	(Unaudited)		(commencement of development
	Three Months Ended		stage) to
	March 31,		March 31,
	2005	2004	2005
Supplemental cash flow information:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$126

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004.  The results of operations for the three months March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any future period.  In the opinion of management, the accompanying consolidated financial statements of Concept Digital Inc., contains all adjustments necessary to present fairly the Company’s financial position as of March 31, 2005 and December 31, 2004, the statements of operations and cash flows for the three months ended March 31, 2005 and March 31, 2004.

The results of operations for the three months ended March 31, 2005 and March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.     RELATED PARTY LOAN PAYABLE

The loan payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc. (“Atlas”), an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of Atlas.  As of May 7, 2002, the loan was in default.  Atlas has allowed the loan to continue as a demand loan accruing interest at 6% per annum.  At March 31, 2005 the entire balance of the note was outstanding.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, net losses from June 15, 1999 (date of inception) to March 31, 2005 aggregated $(1,964,784). The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

Item 2.  Management’s Discussion and Analysis

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our consolidated financial statements and notes thereto. Concept Digital Inc. is a development stage company. Because the Company has generated nominal revenue, it intends to report its plan of operation below.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, net losses from June 15, 1999 (date of inception) through March 31, 2005 aggregated $(1,964,784) and raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

Development stage losses during the three months ended March 31, 2005 were ($6,681) as compared to development stage losses during the three months ended March 31, 2004 of ($15,319).

Expenses for the three months ended March 31, 2005 were primarily management fees ($2,250), interest expense ($3,497) and transfer agent fee of ($1,050).

Expenses for the three months ended March 31, 2004 were primarily accounting fees ($6,750), management fees ($2,250), office expenses ($2,449) and interest expense of ($3,194).

PERIOD FROM JANUARY 1, 2004 (COMMENCEMENT OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2005

Our cumulative net losses since the inception are attributable to the fact that we have derived little revenue from operations to offset our business development expenses.

Net loss since commencement of development stage has amounted to ($56,375).  These expenses were primarily office expense ($4,591), management fees ($11,250) interest expenses ($16,718) and professional fees such as legal ($750) and accounting ($21,750).

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

For the three months ended March 31, 2005 and March 31, 2004, we had a net loss of $(6,681) and $(15,319) respectively.  Our accumulated deficit since the date of inception is $(1,964,784). Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

In June 1999, the Company issued 22,000,000 common shares to the founder, in consideration for management services valued at $0.10.  Joseph Douek is deemed to be a founder and affiliate of the Company.

In November and December1999, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933.  Common stock was offered to accredited and non-accredited investors for cash consideration of $.10 per share.  8,350,260 shares were issued to several unaffiliated investors and the Company received net proceeds totaling approximately $786,000.  That offering is now closed.

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

Item 3.    Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities.

A loan payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc. (“Atlas”), an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of Atlas.  As of May 7, 2002, the loan was in default.  Atlas has allowed the loan to continue as a demand loan accruing interest at 6% per annum.  At March 31, 2005 the entire balance of the note was outstanding.

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

Concept Digital, Inc.

Date: May 8, 2009	By:	/s/ Joseph Douek
Joseph Douek
Chief Executive Officer

Date: May 8, 2009	By:	/s/ Joseph Douek
Joseph Douek
Chief Financial Officer