Form 10-Q
period 2005-06-30
CONCEPT DIGITAL INC /DE/
filed 2009-05-08
CIK 1128724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 1O-Q
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED June 30, 2005

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
FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2005

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

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

CONCEPT DIGITAL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
AND FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
AND FOR THE PERIOD JANUARY 1, 2004 (COMMENCEMENT OF
DEVELOPMENT STAGE) THROUGH JUNE 30, 2005

CONCEPT DIGITAL, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page(s)

Consolidated balance sheets	1

Consolidated statements of operations	2

Consolidated statements of cash flows	3-4

Notes to consolidated financial statements	5

CONCEPT DIGITAL, INC.
(A Development Stage Company)

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash	$881	$1,135
Accounts receivable related party	10,000	10,000
Prepaid expenses	2,399	2,449

Total current assets	13,280	13,584

Trade name, net of accumulated amortization of
$25,000 at June 30, 2005 and
December 31, 2004	0	0

TOTAL ASSETS	$13,280	$13,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$145,502	$137,802
Accounts payable – related party	219,813	214,903
Convertible note payable – related party, in default	16,953	16,953
Note payable - related party	110,000	110,000

Total current liabilities	492,268	479,658

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 39,683,381
shares issued and outstanding as of June 30,
2005 and December 31, 2004	3,968	3,968
Additional paid-in capital	1,488,060	1,488,060
Deficit accumulated during the development stage	(1,971,016)	(1,958,102)

Total stockholders’ deficit	(478,988)	(466,074)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$13,280	$13,584

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC.
(A Development Stage Company)

Consolidated Statements of Operations

					(Unaudited)
					For the Period
					January 1, 2004
	(Unaudited)		(Unaudited)		(commencement of development
	Six Months Ended		Three Months Ended		stage) to
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005

Revenues	$1,156	$1,460	$529	$1,005	$3,882
Cost of services	210	680	105	315	1,379

	946	780	424	690	2,503

Development stage expenses
Accounting	0	11,750	0	5,000	21,750
Legal	0	0	0	0	750
Management fee	4,500	4,500	2,250	2,250	13,500
Office	784	3,445	492	995	5,083
Transfer agent fees	1,275	975	225	450	2,925

TOTAL DEVELOPMENT STAGE EXPENSES	6,559	20,670	2,967	8,695	44,008

Loss from operations	(5,613)	(19,890)	(2,543)	(8,005)	(41,505)
Corporate taxes	(227)	(353)	(113)	(112)	(808)
Interest expense	(7,074)	(6,461)	(3,577)	(3,267)	(20,295)

NET LOSS	$(12,914)	$(26,704)	$(6,233)	$(11,384)	$(62,608)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.0003)	$(0.0006)	$(0.0001)	$(0.0002)

Weighted-average number of common
shares outstanding	39,683,381	39,683,381	39,683,381	39,683,381

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

			(Unaudited)
			For the Period
			January 1, 2004
	(Unaudited)		(commencement of development
	Six Months Ended		stage) to
	June 30,		June 30,
	2005	2004	2005
OPERATING ACTIVITIES:
Net loss	$(12,914)	$(26,704)	$(62,608)
Adjustment to reconcile net loss to net cash
from operating activities:
Changes in assets and liabilities:
Decrease in accounts receivable
- related parties	0	3,244	4,028
Decrease in prepaid expenses	50	49	150
Increase in accounts payable	7,700	18,964	43,323
Increase in accounts payable
- related parties	4,500	4,500	13,500

Net cash from operating activities	(664)	53	(1,607)

FINANCING ACTIVITIES:
Payments on loans payable – related party	0	(295)	(1,220)
Proceeds from loans payable – related party	410	1,495	3,180

Net cash provided by financing activities	410	1,200	1,960

(Decrease) increase in cash	(254)	1,253	353
Cash at beginning of period	1,135	528	528

Cash at end of period	$881	$1,781	$881

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

			(Unaudited)
			For the Period
			January 1, 2004
	(Unaudited)		(commencement of development
	Six Months Ended		stage) to
	June 30,		June 30,
	2005	2004	2005
Supplemental cash flow information::
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$126

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any future period.  In the opinion of management, the accompanying consolidated financial statements of Concept Digital, Inc., contains all adjustments necessary to present fairly the Company’s financial position as of June 30, 2005 and December 31, 2004, the statements of operations for the six and three months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.     RELATED MATTER

The loan payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc. (“Atlas”), an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of Atlas.  As of May 7, 2002 the loan was in default.  Atlas has allowed the loan to continue as a demand loan accruing interest at 6% per annum.  At June 30, 2005 the entire balance of the note was outstanding.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, net losses from June 15, 1999 (date of inception) to June 30, 2005 aggregated $(1,971,018).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, net losses from June 15, 1999 (date of inception) through June 30, 2005 aggregated $(1,971,018) and raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

Development stage losses during the six months ended June 30, 2005 were ($12,914) as compared to development stage losses during the six months ended June 30, 2004 of ($26,704).

Expenses for the six months ended June 30, 2005 were primarily management fees ($4,500), interest ($7,074) and transfer agent fees ($1,275).

Expenses for the six months ended June 30, 2004 were primarily management fees ($4,500), office expense ($3,445), interest expense ($6,461) and accounting fees ($11,750).

THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

Development stage losses during the three months ended June 30, 2005 were ($6,233) as compared to development stage losses during the three months ended June 30, 2004 of ($11,384).

Expenses for the three months ended June 30, 2005 were primarily management fees ($2,250), office expense ($492) and interest expense ($3,577).

Expenses for the three months ended June 30, 2004 were primarily management fees ($2,250), office expense ($995), interest expense ($3,267) and accounting fees ($5,000).

PERIOD FROM JANUARY 1, 2004 (COMMENCEMENT OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2005

Our cumulative net losses since the inception are attributable to the fact that we have derived little revenue from operations to offset our business development expenses.

Net loss since commencement of development stage has amounted to ($62,608).  These expenses were primarily office expenses ($5,083), management fees ($13,500), interest expense ($20,295) and professional fees such as legal ($750) and accounting ($21,750).

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

For the six months ended June 30, 2005 and June 30, 2004, we had a net loss of ($12,914) and ($26,704) respectively.  Our accumulated deficit since the date of inception is ($1,971,018).  Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the  second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities.

A loan payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc. (“Atlas”), an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of Atlas.  As of May 7, 2002 the loan was in default.  Atlas has allowed the loan to continue as a demand loan accruing interest at 6% per annum.  At June 30, 2005 the entire balance of the note was outstanding.

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