Form 10-K
period 2005-12-31
CONCEPT DIGITAL INC /DE/
filed 2009-05-29
CIK 1128724

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K-SB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Revenues for year ended December 31, 2005: $2,443

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of November 6, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of May 26, 2009 is: 39,683,381

Transitional Small Business Disclosure Format:  Yes ☐    No ☒

TABLE OF CONTENTS

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

Digital processing activities will be outsourced to major digital processor facilities.  The photo finishing process will begin with the entry of each order into a customer database, primarily using information provided by the anticipated customer. Each order will receive a bar-coded identification number that will enable the tracking of the order throughout the production process.  Once the files have been uploaded, each image will be computer analyzed and color-corrected as warranted or instructed, then printed on photographic paper.  Shipping information will then be printed on labels and forwarded to the traffic department to await completion of the order. After a visual quality inspection, the orders will be packaged for delivery. Orders for which recipients will provide e-mail addresses will be digitized and delivered through the our Internet Service Provider.

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

Employees

As of December 31, 2005, the Company did not have any employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2005, there is no public market for our common stock.  As such, the Company’s common stock is not currently available for trading.

Holders

As of December 31, 2005, in accordance with our transfer agent records, there were 133 shareholders of record of the Company’s common stock.

Dividends

The Company does not intend to issue dividends. However, should we decide to issue dividends, any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2005, we did not issue any shares of our common stock.

Stock Options Grants

As of December 31, 2005, we have stock options outstanding on 1,815,000 shares of our common stock.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, development stage losses from June 15, 1999 (date of inception) through December 31, 2005 aggregated ($1,983,180) and raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company cannot determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

YEARS ENDED DECEMBER 31, 2005 AND 2004

Development stage losses during the year ended December 31, 2005 were ($25,078) compared to ($49,694) for the year ended December 31, 2004.

During the year ended December 31, 2005, the Company incurred various operating expenses consist primarily of management fees ($9,000), transfer agent fees ($1,952), general office ($1,320) and interest expense ($14,474).

During the year ended December 31, 2004, the Company incurred various professional fees such as accounting ($21,750), management fees ($9,000), general office ($4,299) and interest expense ($13,221).

PERIOD FROM JANUARY 1, 2004 (COMMENCEMENT OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2005

Losses from operations since commencement of development stage have amounted to ($74,772) primarily consisting of accounting ($21,750), office general ($5,619), management fees ($18,000) and interest expense ($27,695).

Liquidity and Capital Resources

Despite capital contributions and related party loan commitments, the Company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company’s growth and development.

The Company has primarily financed its activities from issuance of common stock of the Company and from loans from related parties.  A significant portion of the funds raised from the loans has been used to cover working capital needs.

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

In September 2001, a company controlled by the Company’s majority stockholder, in exchange for 1,500,000 shares of the Company’s common stock (valued at $180,000), agreed to fund substantially all current sales, marketing and administrative expenses for one year.  This was amortized through September 30, 2002 and the unamortized balance was included as a component of the capital deficiency.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time so they are not susceptible to these market risks.  If, however, they begin to generate substantial revenue, their operations will be materially impacted by interest rates and market prices.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 AND FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD
JANUARY 1, 2004 (COMMENCEMENT OF DEVELOPMENT
STAGE) THROUGH DECEMBER 31, 2005

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page(s)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 AND FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD
JANUARY 1, 2004 (COMMENCEMENT OF DEVELOPMENT
STAGE) THROUGH DECEMBER 31, 2005

Consolidated balance sheet	F-2

Consolidated statements of operations	F-3

Consolidated statements of stockholders’ deficit	F-4

Consolidated statements of cash flows	F-5 – F-6

Note to consolidated financial statements	F-7 – F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
Concept Digital, Inc and Subsidiary

We have audited the accompanying consolidated balance sheet of Concept Digital, Inc. and Subsidiary (a development stage company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, change in stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004 and for the period January 1, 2004 (commencement of development stage) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concept Digital, Inc. and Subsidiary as of December 31, 2005 and 2004  and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2005 and 2004 and for the period January 1, 2004 (commencement of development stage) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Seligson and Giannattasio, LLP
White Plains, NY
May 4, 2009

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash	$1,683	$1,135
Accounts receivable related party	10,000	10,000
Prepaid expenses	2,349	2,449

Total current assets	14,032	13,584

Trade name, net of accumulated amortization of $25,000	0	0

TOTAL ASSETS	$14,032	$13,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$153,531	$137,802
Accounts payable – related party	224,700	214,903
Convertible note payable – related party, in default	16,953	16,953
Note payable - related party	110,000	110,000

Total current liabilities	505,184	479,658

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 39,683,381
shares issued and outstanding	3,968	3,968
Additional paid-in capital	1,488,060	1,488,060
Deficit accumulated during the development stage	(1,983,180)	(1,958,102)

Total stockholders’ deficit	(491,152)	(466,074)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$14,032	$13,584

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Operations

			For the Period
			January 1, 2004
			(commencement of
	Years Ended		development stage)
	December 31,		to December 31,
	2005	2004	2005

Development stage revenues	$2,443	$2,726	$5,169
Cost of services	320	1,169	1,489

	2,123	1,557	3,680

Development stage expenses
Accounting	0	21,750	21,750
Legal	0	750	750
Management fee	9,000	9,000	18,000
Office	1,320	4,299	5,619
Transfer agent fee	1952	1650	3,602

TOTAL DEVELOPMENT STAGE EXPENSES	12,272	37,449	49,721

Loss from operations	(10,149)	(35,892)	(46,041)
Corporate taxes	(455)	(581)	(1,036)
Interest expense	(14,474)	(13,221)	(27,695)

NET LOSS	$(25,078)	$(49,694)	$(74,772)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.0006)	$(0.0010)

Weighted-average number of common
shares outstanding	39,683,381	39,683,381

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Stockholder’s Deficit

					Deficit
					Accumulated
	Common Stock		Additional		During the
			Paid-in	Accumulated	Development
	Shares	Amount	Capital	Deficit	Stage	Total

Balance, January 1, 2004	39,683,381	$3,968	$1,488,060	$(1,908,408)	$0	$(416,380)

Net loss				(49,694)	(49,694)	(49,694)

Balance, December 31, 2004	39,683,381	3,968	1,488,060	(1,958,102)	(49,694)	(466,074)

Net loss				(25,078)	(25,078)	(25,078)

Balance, December 31, 2005	39,683,381	$3,968	$1,488,060	$(1,983,180)	$(74,772)	$(491,152)

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Cash Flows

			For the Period
			January 1, 2004
			(commencement of
	Years Ended		development stage)
	December 31,		to December 31,
	2005	2004	2005
OPERATING ACTIVITIES:
Net loss	$(25,078)	$(49,694)	$(74,772)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Decrease in accounts
receivable – related parties	0	4,028	4,028
Decrease in prepaid expenses	100	100	200
Increase in accounts payable	15,729	35,623	51,352
Increase in accounts
payable - related parties	9,797	9,000	18,797

Net cash used in operating activities	548	(943)	(395)

FINANCING ACTIVITIES:
Payments on loans payable – related party	0	(1,220)	(1,220)
Proceeds from notes payable – related party	0	2,770	2,770

Net cash provided by financing activities	0	1,550	1,550

Increase in cash	548	607	1,155
Cash at beginning of period	1,135	528	528

Cash at end of period	$1,683	$1,135	$1,683

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

			For the Period
			January 1, 2004
			(commencement of
	Years Ended		development stage)
	December 31,		to December 31,
	2005	2004	2005
Supplemental cash flow information:
Interest paid	$0	$0	$0
Income taxes paid	$0	$126	$126

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 1 - DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

Subsequent to December 31, 2002, the Company’s activities have been devoted to developing a business plan, and raising capital for future operations and administrative functions.  The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, losses from June 15, 1999 (date of inception) through December 31, 2005 aggregated ($1,983,180).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of Concept Digital, Inc. and its wholly-owned subsidiary Photo America, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Trade names:

Purchased trade names are recorded at cost less accumulated amortization and are included in other assets.  Trade names are being amortized over 2 years from the initial date of use.  Accumulated amortization as of December 31, 2005 aggregated $25,000.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition:

Revenue from processing images is recognized upon delivery of the images.  The Company recognizes revenue from warranties over the term of the warranty.

Advertising:

The Company’s policy for reporting advertising expenditures is to expense them as they are incurred.  For the years ended December 31, 2005 and 2004, the Company did not incur any advertising expenditures.

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

Stock-based compensation:

Stock based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period.  The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.  There were no compensation expenses pursuant to SFAS No. 123 for the fiscal years ended December 31, 2005 and 2004.

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

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2003, the Company sold digital camera warranties to a company controlled by the Company’s majority stockholder.  As of December 31, 2005, accounts receivable – related party represents amounts due from the sale of warranties to these companies.

Effective January 1, 2002 Photo America, Inc. signed an agreement with Willoughby’s, a related party through common ownership, to pay $750 per month due in quarterly installments of $2,250 in exchange for bookkeeping, secretarial and managerial services. This agreement terminates on June 30, 2006.

NOTE 5 – LOANS PAYABLE

The convertible note payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc. (“Atlas”), an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible to 730,468 shares of common stock at the discretion of Atlas.  At December 31, 2005 the entire balance of the note was outstanding. As a result of the note not being paid at the due date, the note is in default.

Note payable to related party is due to 529 Empire Realty, an affiliated company of the majority stockholder, which bears interest at 9.46% and is due on demand.  Interest expense aggregated $13,197 as of December 31, 2005.

NOTE 6 – INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations on June 15, 1999.  At December 31, 2005, the Company had a net operating loss carryforward (“NOL”) of ($376,971) available to reduce future taxable income and expense through 2025.

In accordance with SFAS No. 109 the Company has computed the components of deferred income taxes as follows:

December 31, 2005

Deferred tax assets	$150,788
Valuation allowance	(150,788)

Deferred tax assets, net	$-

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 6 – INCOME TAXES (continued)

At December 31, 2005, a full valuation allowance has been provided as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rates for the period ended December 31, 2005 principally due to the following:

U.S. statutory rate	34%
State and local taxes	8
Valuation allowance	(42)

00%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2005 consisted of the following:

December 31, 2005

Accounts payable	$9,210
Accrued income taxes	1,449
Accrued professional fees	100,000
Accrued interest	42,872

Total accounts payable and accrued expenses	$153,531

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

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

The following summarizes stock option transactions

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding options at the beginning of year	1,880,000	$0.11	1,880,000	$0.11

Options expired	(65,000)	0.12

Outstanding options at end of year	1,815,000	$0.11	1,880,000	$0.11

The following table summarizes information about the plan’s options outstanding at December 31, 2005:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.10-$0.12	1,815,000	4.4	$0.11	1,815,000	$0.11

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

In 2000, the Company issued warrants to purchase 750,000 shares with an exercise price of $.10 per share expiring in 2010 to a consultant and granted, to various consultants, options under the stock option plan to purchase 135,000 shares of common stock with an exercise price of $.12 per share and expiring from 2005 to 2010.  These warrants and options were valued using the Black-Scholes options pricing model with the following assumptions: dividend yield 0%, volatility 0%, expected life ranging from 5 to 10 years, risk free interest rates ranging from 5.8% to 6.3%.  The charges to operations aggregated $41,000.

In 2001, the Company issued options to purchase 600,000 shares with an exercise price of $.10 per share expiring in 2011 to a consultant and a director.  These options were valued using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility 0% (since the options were granted prior to the reverse acquisition of CDI), expected life 10 years, risk free interest rates ranging from 4.7% to 5.35%.  The change to operating aggregated $28,000.  As of December 31, 2005, 2,730,000 shares were reserved of common stock for other stock options and warrants outstanding.

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

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiaries, as of May 26, 2009, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

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

Code of Ethics

We have not adopted a Code of Ethics.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal years ended December 31, 2005 and December 31, 2004 for the executive officers who were serving as of fiscal years ended December 31, 2005 and December 31, 2004, whose salary and bonus during fiscal years ended December 31, 2005 and December 31, 2004 exceeded $100,000. In 2004, no officer received compensation in excess of $100,000.

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	RESTRICTED STOCK AWARD ($)	TOTAL ($)

Joseph Douek, Chief Executive Officer	2005	0	0	0	0

Joseph Douek, Chief Executive Officer	2004	0	0	0	0

Employment Agreements

No officer or director has been granted an employment contract or been provided a future benefit to be received upon separation from service with the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2005 information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

(2)      For purposes of this table only, this percentage is based on 39,683,381 shares outstanding as of December 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2003, the Company sold digital camera warranties to a company controlled by the Company’s majority stockholder.  As of December 31, 2005, accounts receivable – related party represents amounts due from the sale of warranties to these companies.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2005 and 2004, we were billed approximately $20,000 and $20,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2005 and 2004.

Tax Fees

For the Company’s fiscal years ended December 31, 2005 and 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2005 and 2004.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CONCEPT DIGITAL, INC.

Dated:	May 26, 2009	By: /s/ Joseph Douek
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	May 26, 2009	By: /s/ Joseph Douek
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Dated:	May 26, 2009	By: /s/ Richard Darrow
Director