Form 10-Q
period 2006-03-31
CONCEPT DIGITAL INC /DE/
filed 2009-06-24
CIK 1128724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 1O-Q
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  39,683,381 shares of common stock were outstanding as of June 23, 2009.

CONCEPT DIGITAL, INC.
FORM 10Q
FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2006

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

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

CONCEPT DIGITAL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
AND FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
AND FOR THE PERIOD JANUARY 1, 2004 (COMMENCEMENT OF
DEVELOPMENT STAGE) THROUGH MARCH 31, 2006

CONCEPT DIGITAL, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page(s)

Consolidated balance sheets	5

Consolidated statements of operations	6

Consolidated statements of cash flows	7-8

Notes to consolidated financial statements	9

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash	$1,961	$1,683
Accounts receivable related party	10,000	10,000
Prepaid expenses	2,324	2,349

Total current assets	14,285	14,032

Trade name, net of accumulated amortization of
$25,000 at March 31, 2006 and
December 31, 2005	0	0

TOTAL ASSETS	$14,285	$14,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$162,615	$153,531
Accounts payable – related party	227,050	224,700
Convertible note payable – related party, in default	16,953	16,953
Note payable - related party	110,000	110,000

Total current liabilities	516,618	505,184

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 39,683,381
shares issued and outstanding as of March 31,
2006 and December 31, 2005	3,968	3,968
Additional paid-in capital	1,488,060	1,488,060
Deficit accumulated during the development stage	(1,994,361)	(1,983,180)

Total stockholders’ deficit	(502,333)	(491,152)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$14,285	$14,032

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Operations

			(Unaudited)
			For the Period
			January 1, 2004
	(Unaudited)		(commencement of
	Three Months Ended		development stage) to
	March 31,		March 31,
	2006	2005	2006

Revenue	$748	$627	$5,917
Cost of service	15	105	1,504
	733	522	4,413

Development stage expenses
Accounting fees	4,941	0	26,691
Legal	0	0	750
Management fee	2,250	2,250	20,250
Office	555	292	6,174
Transfer agent fee	225	1,050	3,827

TOTAL DEVELOPMENT STAGE EXPENSES	7,971	3,592	57,692

Loss from operations	(7,238)	(3,070)	(53,279)
Corporate taxes	(114)	(114)	(1,150)
Interest expense	(3,828)	(3,497)	(31,523)

NET LOSS	$(11,180)	$(6,681)	$(85,952)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.0003)	$(0.0002)

Weighted-average number of common
shares outstanding	39,683,381	39,683,381

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Cash Flows

			(Unaudited)
			For the Period
			January 1, 2004
	(Unaudited)		(commencement of
	Three Months Ended		development stage) to
	March 31,		March 31,
	2006	2005	2006
OPERATING ACTIVITIES:
Net loss	$(11,180)	$(6,681)	$(85,952)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in assets and liabilities:
Decrease in accounts receivable
- related parties	0	0	4,028
Decrease in prepaid expenses	25	25	225
Increase in accounts payable	9,083	3,810	60,435
Increase in accounts payable
- related parties	2,250	2,250	20,250

Net cash provided by (used in)
operating activities	178	(596)	(1,014)

FINANCING ACTIVITIES:
Payments on loans payable – related party	0	0	(1,220)
Proceeds loans payable – related party	100	350	3,667

Net cash provided by financing activities	100	350	2,447

Increase (decrease) in cash	278	(246)	1,433
Cash at beginning of period	1,683	1,135	528

Cash at end of period	$1,961	$889	$1,961

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Cash Flows

			(Unaudited)
			For the Period
			January 1, 2004
	(Unaudited)		(commencement of
	Three Months Ended		development stage) to
	March 31,		March 31,
	2006	2005	2006
Supplemental cash flow information:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$126

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the three months March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period.  In the opinion of management, the accompanying consolidated financial statements of Concept Digital Inc., contains all adjustments necessary to present fairly the Company’s financial position as of March 31, 2006 and December 31, 2005, the statements of operations and cash flows for the three months ended March 31, 2006 and March 31, 2005.

The results of operations for the three months ended March 31, 2006 and March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005.

2.	CONVERTIBLE NOTE PAYABLE

The loan payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc. (“Atlas”), an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of Atlas.  As of May 7, 2002 the loan was in default.  Atlas has allowed the loan to continue as a demand loan accruing interest at 6% per annum.  At March 31, 2006 the entire balance of the note was outstanding.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, development stage losses from June 15, 1999 (date of inception) to March 31, 2006 aggregated $(1,994,361).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, net losses from June 15, 1999 (date of inception) through March 31, 2006 aggregated $(1,994,361) and raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Development stage losses during the three months ended March 31, 2006 were ($11,180) as compared to development stage losses during the three months ended March 31, 2005 of ($6,681).  Expenses for the three months ended March 31, 2006 were primarily accounting fees ($4,941), management fees ($2,250), office expenses ($555) and interest expense of ($3,828).  Expenses for the three months ended March 31, 2005 were primarily management fees ($2,250), interest expense ($3,497) and transfer agent fees of ($1,050).

PERIOD FROM JANUARY 1, 2004 (COMMENCEMENT OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2006

Net loss since commencement of development stage has amounted to ($85,952).  These expenses were primarily accounting fees ($26,691), management fees ($20,250) and interest expense ($31,523).

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

For the three months ended March 31, 2006 and March 31, 2005 we had a net loss of ($11,180) and ($6,681) respectively.  Our accumulated deficit since the date of inception is ($1,994,361).  Such accumulated losses have resulted in primarily from costs incurred in the development of the website, salary and various professional fees.

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

In December 2000, 200,000 options were exercised at $.10 per share, receiving $20,000 in proceeds.

In March 2001, the Company exchanged 800,143 common shares for monies loaned by an affiliate of CDI and the Company recognized a loss of $71,000.

In June 2001, the Company issued 195,000 common shares in exchange of an advance by unaffiliated individual and the Company recognized a loss of $17,000.

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

The Company continues to experience cash flow shortages and anticipates this continuing through the foreseeable future.  Management believes that additional funding will be necessary in order for it to continue as a going concern.  The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company

Item 3.    Controls and Procedures.

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

None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities.

The loan payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc. (“Atlas”), an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of Atlas.  As of May 7, 2002 the loan was in default.  Atlas has allowed the loan to continue as a demand loan accruing interest at 6% per annum.  At March 31, 2006 the entire balance of the note was outstanding.

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

Concept Digital, Inc.

Date: June 23, 2009	By:	/s/ Joseph Douek
Joseph Douek
Chief Executive Officer

Date: June 23, 2009	By:	/s/ Joseph Douek
Joseph Douek
Chief Financial Officer