Form 10-Q
period 2006-06-30
CONCEPT DIGITAL INC /DE/
filed 2009-06-25
CIK 1128724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 1O-Q
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED June 30, 2006

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

1

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

2

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

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

CONCEPT DIGITAL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
AND FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
AND FOR THE PERIOD JANUARY 1, 2004 (COMMENCEMENT OF
DEVELOPMENT STAGE) THROUGH JUNE 30, 2006

CONCEPT DIGITAL, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page(s)

Consolidated balance sheets	5

Consolidated statements of operations	6

Consolidated statements of cash flows	7-8

Notes to consolidated financial statements	9

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash	$52,701	$1,683
Accounts receivable related party	10,000	10,000
Prepaid expenses	32,050	2,349

Total current assets	94,751	14,032

Intangible net of accumulated amortization of
$25,000 at June 30, 2006 and
December 31, 2005	0	0

TOTAL ASSETS	$94,751	$14,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$126,200	$153,531
Accounts payable – related party	186,133	224,700
Notes payable – related party	306,953	16,953
Due to related party	0	110,000

Total current liabilities	619,286	505,184

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
100,000,000 shares authorized; 39,683,381
shares issued and outstanding as of June 30,
2006 and December 31, 2005	3,968	3,968
Additional paid-in capital	1,488,060	1,488,060
Deficit accumulated during the development stage	(2,016,563)	(1,983,180)

Total stockholders’ deficit	(524,535)	(491,152)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$94,751	$14,032

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Operations

					(Unaudited)
					For the Period
					January 1, 2004
	(Unaudited) Six Months Ended		(Unaudited) Three Months Ended		(commencement of development stage) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Revenues	$748	$1,156	$0	$529	$5,917
Cost of services	15	210	0	105	1,504

	733	946	0	424	4,413

Development stage expenses
Accounting	15,114	0	10,173	0	36,864
Legal	5,000	0	5,000	0	5,750
Management fee	4,500	4,500	2,250	2,250	22,500
Office	686	784	131	492	6,305
Transfer agent fees	450	1,275	225	225	4,052

TOTAL DEVELOPMENT STAGE EXPENSES	25,750	6,559	17,779	2,967	75,471

Loss from operations	(25,017)	(5,613)	(17,779)	(2,543)	(71,058)
Corporate taxes	(227)	(227)	(113)	(113)	(1,263)
Interest expense	(8,138)	(7,074)	(4,310)	(3,577)	(35,833)

NET LOSS	$(33,382)	$(12,914)	$(22,202)	$(6,233)	$(108,154)

NET LOSS PER COMMON SHARE
Basic and dilutes	$(0.001)	$(0.000)	$(0.000)	$(0.000)

Weighted-average number of common
shares outstanding	39,683,381	39,683,381	39,683,381	39,683,381

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Cash Flows

			(Unaudited)
			For the Period
			January 1, 2004
	(Unaudited) Six Months Ended		(commencement of development stage) to
	June 30,		June 30,
	2006	2005	2006
OPERATING ACTIVITIES:
Net loss	$(33,382)	$(12,914)	$(108,154)
Adjustment to reconcile net loss to net cash
used in operating activities:
Decrease (increase) in accounts receivable
- related parties	0	0	4,028
Decrease (increase)in prepaid expenses	(29,701)	50	(29,501)
(Decrease) increase in accounts payable	(27,332)	7,700	26,790
(Decrease) increase in accounts payable
- related parties	(38,567)	4,500	(20,990)

Net cash (used in) operating activities	(128,982)	(664)	(127,827)

FINANCING ACTIVITIES:
Payments on loans payable – related party	(110,000)	0	(110,000)
Proceeds from loans payable – related party	290,000	410	290,000

Net cash provided by financing activities	180,000	410	180,000

(Decrease) increase in cash	51,018	(254)	52,173
Cash at beginning of period	1,683	1,135	528

Cash at end of period	$52,701	$881	$52,701

Supplemental cash flow information::
Interest paid	$44,715	$0	$44,715
Income taxes paid	$0	$0	$126

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005  The results of operations for the six months June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any future period.  In the opinion of management, the accompanying consolidated financial statements of Concept Digital, Inc., contains all adjustments necessary to present fairly the Company’s financial position as of June 30, 2006 and December 31, 2005, the statements of operations for the six and three months ended June 30, 2006 and 2005 and the statements of cash flows for the six months ended June 30, 2006 and 2005.

The results of operations for the three months ended June 30, 2006 and June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005.

2.	RELATED PARTIES

The loan payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc., an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of the Company.  As of May 7, 2002 the loan was in default.  The payee has allowed the loan to continue as a demand loan accruing interest at 6% per annum.  At June 30, 2006 the entire balance of the note was outstanding.

The loan payable of $290,000 which bears interest at 7% per annum is due to Cool Mobile LLC, an entity related to the Company through common ownership.  The note is due 90 days after demand by the holder.  In addition, the loan has been guaranteed by an officer and major shareholder of the Company up to $250,000.  At June 30, 2006, the entire balance of the note was outstanding.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, losses from June 15, 1999 (date of inception) to June 30, 2006 aggregated $(2,016,563).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	CONSULTING AGREEMENT

Effective January 1, 2002 Photo America, Inc. signed an agreement with Willoughby’s, a related party through common ownership, to pay $750 per month due in quarterly installments of $2,250 in exchange for bookkeeping, secretarial and managerial services. This agreement terminated on June 30, 2006 and all amounts due under the agreement were paid at that time.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, losses from June 15, 1999 (date of inception) through June 30, 2006 aggregated $(2,016,563) and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

Results of Operations

THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Development stage loss during the six months ended June 30, 2006 was ($33,382) as compared to development stage loss during the six months ended June 30, 2005 was ($12,914).

Expenses for the six months ended June 30, 2006 were primarily management fees ($4,500), legal and accounting services ($20,114) and interest expense ($8,138).

Expenses for the six months ended June 30, 2005 were primarily accounting fees ($10,173), management fees ($4,500), interest ($7,074) and transfer agent fees ($1,275).

THE THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Development stage loss during the three months ended June 30, 2006 was ($22,202) as compared to development stage loss during the three months ended June 30, 2005 was $($6,233).

Expenses for the three months ended June 30, 2006 were primarily management fees ($2,250), legal services ($5,000) and interest expense ($4,310).

Expenses for the three months ended June 30, 2005 were primarily management fees ($2,250), office expense ($492) and interest expense ($3,577).

PERIOD FROM JANUARY 1, 2004 (COMMENCEMENT OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2006

Net losses since commencement of the development stage have amounted to ($108,154).  These expenses were primarily interest expense ($35,833), office expenses ($6,305), and professional fees such as legal ($5,750) and accounting ($36,864).

Liquidity and Capital Resources

Despite capital contributions and loans from a related party, the Company continues to experience cash flow shortages that have slowed the Company’s growth.

The Company has primarily financed its activities from issuance of common stock of the Company and from loans from Joseph Douek, (the Company’s majority shareholder) and other entities controlled by Mr. Douek.  A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs.

For the six months ended June 30, 2006 and June 30, 2005, we had a net loss of ($33,382) and ($12,914) respectively.  Our accumulated deficit since the date of inception is ($2,016,563).  Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities.

The loan payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc., an entity related to the Company through common ownership. The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of the Company. As of May 7, 2002 the loan was in default. The payee has allowed the loan to continue as a demand loan accruing interest at 6% per annum. At June 30, 2006 the entire balance of the note was outstanding.

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