Form 10-Q
period 2006-09-30
CONCEPT DIGITAL INC /DE/
filed 2009-08-27
CIK 1128724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 1O-Q
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED September 30, 2006

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

Yes ☐	No ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  39,683,381 shares of common stock were outstanding as of August 25, 2009.

CONCEPT DIGITAL, INC.
FORM 10Q
FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2006

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

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending September 30, 2006. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2006 AND 2005 AND FOR THE PERIOD JANUARY 1, 2004
(COMMENCEMENT OF DEVELOPMENT STAGE) TO
SEPTEMBER 30, 2006

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page(s)

Consolidated balance sheets	1

Consolidated statements of operations	2

Consolidated statements of cash flows	3-4

Notes to financial statements	5

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash	$16,456	$1,683
Accounts receivable related party	0	10,000
Prepaid expenses	54,525	2,349

Total current assets	70,981	14,032

Intangible net of accumulated amortization
$25,000 at September 30, 2006 and
December 31, 2005	0	0

TOTAL ASSETS	$70,981	$14,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$157,575	$153,531
Accounts payable – related party	186,133	224,700
Notes payable – related party	306,953	16,953
Due to related party	0	110,000

Total current liabilities	650,661	505,184

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 39,683,381
shares issued and outstanding as of September 30,
2006 and December 31, 2005	3,968	3,968
Additional paid-in capital	1,488,060	1,488,060
Deficit accumulated during the development stage	(2,071,708)	(1,983,180)

Total stockholders’ deficit	(579,680)	(491,152)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$70,981	$14,032

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Operations

					(Unaudited)
					For the Period
	(Unaudited)		(Unaudited)		January 1, 2004 (commencement of
	Nine Months Ended		Three Months Ended		development stage) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

Revenues	$748	$1,819	$0	$663	$5,917
Cost of services	15	215	0	5	1,504

	733	1,604	0	658	4,413

Development stage expenses
Accounting	47,254	0	32,140	0	69,004
Legal	10,417	0	5,417	0	11,167
Management fee	14,500	6,750	10,000	2,250	32,500
Office	1,427	1,053	741	269	7,046
Transfer agent fees	1,604	1,727	1,154	452	5,206

TOTAL DEVELOPMENT STAGE EXPENSES	75,202	9,530	49,452	2,971	124,923

Loss from operations	(74,469)	(7,926)	(49,452)	(2,313)	(120,510)
Corporate taxes	(341)	(341)	(114)	(114)	(1,377)
Interest expense	(13,718)	(10,732)	(8,580)	(3,658)	(41,413)

NET LOSS	$(88,528)	$(18,999)	$(55,146)	$(6,085)	$(163,300)

NET LOSS PER COMMON SHARE
Basic and dilutes	$(0.002)	$(0.000)	$(0.001)	$(0.000)

Weighted-average number of common
shares outstanding	39,683,381	39,683,381	39,683,381	39,683,381

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Cash Flows

			(Unaudited)
			For the Period
	(Unaudited)		January 1, 2004 (commencement of development
	Nine Months Ended		stage) to
	September 30,		September 30,
	2006	2005	2006
OPERATING ACTIVITIES:
Net loss	$(88,528)	$(18,999)	$(163,300)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in assets and liabilities:
Decrease in accounts receivable
- related parties	10,000	0	14,028
Decrease (increase) in prepaid expenses	(52,176)	75	(51,976)
Increase (decrease ) in accounts payable	4,044	11,672	55,176
(Decrease) increase in accounts payable
- related parties	(38,567)	6,750	(18,000)

Net cash (used in) operating activities	(165,227)	(502)	(164,072)

FINANCING ACTIVITIES:
Payments on loans payable – related party	(110,000)	0	(110,000)
Proceeds from loans payable – related party	290,000	697	290,000

Net cash provided by financing activities	180,000	697	180,000

Increase in cash	14,773	195	(15,928)
Cash at beginning of period	1,683	1,135	528

Cash at end of period	$16,456	$1,330	$16,456

Supplemental cash flow information:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$126

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.  The results of operations for the nine months September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any future period.  In the opinion of management, the accompanying consolidated financial statements of Concept Digital Inc., contains all adjustments necessary to present fairly the Company’s financial position as of September 30, 2006 and December 31, 2005, the statements of operations and cash flows for the nine months ended September 30, 2006 and September 30, 2005.

The results of operations for the nine months and three months ended September 30, 2006 and September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2005.

2.	NOTES PAYABLE

The loan payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc., an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of the Company.  As of May 7, 2002 the loan was in default.  The payee has allowed the loan to continue as a demand loan accruing interest at 6% per annum.  At September 30, 2006 the entire balance of the note was outstanding.

The loan payable of $290,000 which bears interest at 7% per annum is due to Cool Mobile LLC, an entity related to the Company through common ownership.  The note is due 90 days after demand by the holder.  At September 30, 2006, the entire balance of the note was outstanding.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, losses since inception to September 30, 2006 aggregated $(2,071,708).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, losses from inception through September 30, 2006 aggregated ($2,071,708) and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company cannot determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Development stage loss during the nine months ended September 30, 2006 was ($88,528) as compared to development stage loss during the nine months ended September 30, 2005 of ($18,999).

Expenses for the nine months ended September 30, 2006 were management fees ($14,500), legal services ($10,417) and accounting services of ($47,254).

Expenses for the nine months ended September 30, 2005 were primarily management fees ($6,750), interest expense ($10,732) and transfer agent fees ($1,727).

THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Development stage loss during the three months ended September 30, 2006 was ($55,146) as compared to development stage loss during the three months ended September 30, 2005 of ($6,085).

Expenses for the three months ended September 30, 2006 were primarily management fees ($10,000), legal services ($5,417) and accounting services of ($32,140).

Expenses for the three months ended September 30, 2005 were primarily management fee ($2,250), interest expense ($3,658) and transfer agent fee ($452).

Liquidity and Capital Resources

Despite capital contributions and loans from a related party, the Company continues to experience cash flow shortages that have slowed the Company’s growth.

The Company has primarily financed its activities from issuance of common stock of the Company and from a loan from Joseph Douek, (the Company’s majority shareholder) and an entity controlled by Mr. Douek.  A significant portion of the funds raised from loans from related and third parties has been used to cover working capital needs.

For the nine months ended September 30, 2006 and September 30, 2005, we had a net loss of $(88,528) and ($18,999) respectively.  Our accumulated deficit since the date of inception is $(2,071,708).  Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

In June 1999, the Company issued 22,000,000 common shares to the founder, in consideration for management services valued at $0.10.  Joseph Douek is deemed to be a founder and affiliate of the Company.

In November 1999, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933.  Common stock was offered to accredited and non-accredited investors for cash consideration of $.10 per share.  8,350,250 shares were issued to several unaffiliated investors.  That offering is now closed.

In November 1999, the Company issued 1,600,000 common shares in exchange for equipment at $.07 share.

In December 1999, the Company issued 350,000 common shares for services performed at $.10 per share

In February 2000, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933.  Common stock was offered to accredited and non-accredited investors for cash consideration of $.10 per share.  200,000 shares were issued to several unaffiliated investors.  That offering is now closed.

In May 2000, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933.  Common stock was offered to accredited and non-accredited investors for cash consideration of $.12 per share.  850,000 shares were issued to several unaffiliated investors.  That offering is now closed.

In December 2000, The company issued 505,000 common shares for compensation of services at $.12 per share.

In December 2000, 200,000 options were exercised at $.10 per share

In March 2001, the Company exchanged 800,143 common shares for monies loaned by an affiliate of CDI and the Company recognized an extra ordinary loss of $71,000.

In June 2001, the Company issued 195,000 common shares in exchange of an advance by unaffiliated individual. The company recognized an extraordinary loss of $17,000.

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

In September 2001, 100,000 common shares were issued in exchange for services rendered at $.12 per share.

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

Item 3.    Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IIOTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities.

The loan payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc., an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of the Company.  As of May 7, 2002 the loan was in default.  The payee has allowed the loan to continue as a demand loan accruing interest at 6% per annum.  At September 30, 2006 the entire balance of the note was outstanding.

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

Concept Digital, Inc.

Date: August 25, 2009	By:	/s/ Joseph Douek
Joseph Douek
Chief Executive Officer

Date: August 25, 2009	By:	/s/ Joseph Douek
Joseph Douek
Chief Financial Officer