Form 10-K
period 2006-12-31
CONCEPT DIGITAL INC /DE/
filed 2009-09-23
CIK 1128724

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K-SB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Revenues for year ended December 31, 2006: $748

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2006, was: $0

Number of shares of the registrant’s common stock outstanding as of September 22, 2009 is: 39,683,381

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
o Photo business cards

Pricing for development will be dependent upon the size and complexity of the process.

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

Employees

As of December 31, 2006, the Company did not have any employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2006, there is no public market for our common stock.  As such, the Company’s common stock is not currently available for trading.

Holders

As of December 31, 2006, in accordance with our transfer agent records, there were 133 shareholders of record of the Company’s common stock.

Dividends

The Company does not intend to issue dividends. However, should we decide to issue dividends, any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; the Company's earnings; financial condition; capital requirements; and other factors which the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2006, we did not issue any shares of our common stock.

Stock Options Grants

As of December 31, 2006, we have stock options outstanding on 1,815,000 shares of our common stock.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the consolidated financial statements, development stage losses from June 15, 1999 (date of inception) through December 31, 2006 aggregated ($2,115,170) and raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company cannot determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, development stage losses from June 15, 1999 (date of inception) through December 31, 2006 aggregated ($2,115,570), raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company cannot determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

YEARS ENDED DECEMBER 31, 2006 AND 2005

Development stage losses during the year ended December 31, 2006 was ($132,390) compared to ($25,078) for the year ended December 31, 2006.

Expenses during the year ended December 31, 2005 the Company incurred various operating expenses consist primarily of management fees ($9,000), transfer agent fees ($1,952) and general office ($1,320).

Expenses during the year ended December 31, 2006 the Company incurred various professional fees such as accounting ($87,419), legal services ($8,605).  Other operating expenses consist primarily of management fees ($14,500) and interest expense ($19,240).

PERIOD FROM JANUARY 1, 2004 (COMMENCEMENT OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2006

Losses from operations since commencement of the development stage have amounted to ($207,162) primarily consisting of accounting ($109,169), legal ($9,335), and management fees ($32,500).

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

For the year ended December 31, 2006 and 2005, we incurred a net loss of ($132,390) and ($25,078), respectively.  Our accumulated deficit since the date of inception is ($2,115,570).  Such accumulated losses have resulted primarily from costs incurred in the purchase and maintenance of our domain name, trade shows and various professional fees.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND FOR THE YEARS
ENDED DECEMBER 31, 2006 AND 2005
AND FOR THE PERIOD JANUARY 1, 2004
(COMMENCEMENT OF DEVELOPMENT STAGE) TO
DECEMBER 31, 2006

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005AND FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD JANUARY 1, 2004
(COMMENCEMENT OF DEVELOPMENT STAGE) TO DECEMBER 31, 2006

Consolidated balance sheet	F-2

Consolidated statements of operations	F-3

Consolidated statements of stockholders’ deficit	F-4

Consolidated statement of cash flows	F-5 - F-6

Note to consolidated financial statements	F-7 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
Concept Digital, Inc and Subsidiary

We have audited the accompanying consolidated balance sheet of Concept Digital, Inc. and Subsidiary (a development stage company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, change in stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005 and for the period January 1, 2004 (commencement of development stage) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the consolidated financial position of Concept Digital, Inc. and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2006 and 2005 and for the period January 1, 2004 (commencement of development stage) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Seligson and Giannattasio, LLP
White Plains, NY
August 28, 2009

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheet

	December 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash	$2,661	$1,683
Accounts receivable – relate party	0	10,000
Prepaid expenses	44,525	2,349

Total current assets	47,186	14,032

TOTAL ASSETS	$47,186	$14,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$177,542	$153,531
Notes payable – related party	493,086	241,653
Due to related party	100	110,000

Total current liabilities	670,728	505,184

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 39,683,381
shares issued and outstanding	3,968	3,968
Additional paid-in capital	1,488,060	1,488,060
Deficit accumulated during the development stage	(2,115,570)	(1,983,180)

Total stockholders’ deficit	(623,542)	(491,152)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$47,186	$14,032

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Operations

			For the Period
			January 1, 2004
	Years Ended		(commencement of development stage) to
	December 31,		December 31,
	2006	2005	2006

Development stage revenues	$748	$2,443	$5,917
Cost of services	15	320	1,504

	733	2,123	4,413

Development stage expenses
Accounting	87,419	0	109,169
Legal	8,605	0	9,355
Management fee	14,500	9,000	32,500
Office	1,725	1,320	7,344
Transfer agent fee	1,179	1,952	4,781

TOTAL DEVELOPMENT STAGE EXPENSES	113,428	12,272	163,149

Loss from operations	(112,695)	(10,149)	(158,736)
Corporate taxes	(455)	(455)	(1,491)
Interest expense	(19,240)	(14,474)	(46,935)

NET LOSS	$(132,390)	$(25,078)	$(207,162)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.003)	$(0.001)

Weighted-average number of common
shares outstanding	39,683,381	39,683,381

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Stockholder’s Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2004	39,683,381	$3,968	$1,488,060	$(1,908,408)	(416,380)

Net loss				(49,694)	(49,694)

Balance, December 31, 2004	39,683,381	3,968	1,488,060	(1,958,102)	(466,074)

Net loss				(25,078)	(25,078)

Balance, December 31, 2005	39,683,381	3,968	1,488,060	(1,983,180)	(491,152)

Net loss				(132,390)	(132,390)

Balance, December 31, 2006	39,683,381	$3,968	$1,488,060	$(2,115,570)	$(623,542)

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Cash Flows

			For the Period
			January 1, 2004
	Years Ended		(commencement of development stage)
	December 31,		to December 31,
	2006	2005	2006
OPERATING ACTIVITIES:
Net loss	$(132,390)	$(25,078)	$(207,162)
Adjustments to reconcile net loss to net cash
Used in operating activities:
Changes in assets and liabilities:
Decrease in accounts
receivable – related parties	10,000	0	14,028
Decrease (increase) in prepaid expenses	(42,176)	100	(41,976)
Increase in accounts payable	24,111	15,729	75,243
(Decrease) increase in accounts
payable - related parties	(38,567)	9,797	(18,000)

Net cash flows from operating activities	(179,022)	548	(177,867)

FINANCING ACTIVITIES:
Payments on loans payable – related party	(110,000)	0	(110,000)
Proceeds from notes payable – related party	290,000	0	290,000

Net cash flows from financing activities	180,000	0	180,000

Increase in cash	978	548	2,133
Cash at beginning of period	1,683	1,135	528
Cash at end of period	$2,661	$1,683	$2,661

Supplemental cash flow information:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$126

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 1 - DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The Company’s activities have been primarily focused on developing a business plan, and raising capital for future operations and administrative functions.  The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, development stage losses from June 15, 1999 (date of inception) through December 31, 2006 aggregated ($2,115,570).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 2 – ORGANIZATION (continued)

On September 26, 2001, Photo America, Inc. merged with Concept Digital, Inc. (“CDI”) a publicly traded development stage enterprise that had 3,032,978 shares of common stock outstanding prior to the merger.  Pursuant to the merger agreement, the Company acquired all of the outstanding common stock of Photo America, Inc. in exchange for 36,650,403 shares of CDI common stock.  The merger was accounted for as a recapitalization by Photo America, Inc.  The equity accounts of PAI were restated to give effect to the CDI shares issued by the PAI shareholders.  No goodwill was recorded in connection with the transaction.  The results of CDI were included in operations commencing September 26, 2001.

On November 30, 2006, Photo America Inc. ceased operation and all remaining assets were abandoned except for trademark which was sold to a related company.

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

Cash and Cash Equipment:

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

Trade names:

Purchased trade names are recorded at cost less accumulated amortization and are included in other assets.  Trade names are being amortized over 2 years from the initial date of use.  The trademark was sold on October 18, 2006 to a related company.

Revenue recognition:

Revenue from processing images is recognized upon delivery of the images.  The Company recognizes revenue from warranties over the term of the warranty subsequent to the expiration of the manufacturer’s warranty, which is generally one year.

Advertising:

The Company’s policy for reporting advertising expenditures is to expense them as they are incurred.  For the years ended December 31, 2006 and 2005, the Company did not incur any advertising expenditures.

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

Net Loss Per Share:

The Company has adopted SFAS No. 128 “Earnings Per Share”, Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments.  Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share.  Since the Company has incurred net losses, common stock equivalents are excluded from the calculation of diluted shares as their effect would be anti-dilutive.  Potentially dilutive shares excluded from this calculation totaled 3,400,000 shares.

Fair Value of Financial Instruments:

SFAS No. 107 “Disclosure about Fair Value of Financial Instruments” requires the disclosure of the fair value of financial instruments.  The Company’s management, using available market information and other valuation methods, has determined the estimated fair value amounts.  However, considerable judgment is required to interpret market data in developing estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2003, the Company sold digital camera warranties to a company controlled by the Company’s majority stockholder.   At December 31, 2005, accounts receivable – related party represents amounts due from the sale of warranties to these companies.

Effective January 1, 2002, Photo America, Inc. signed an agreement with Willoughby’s, a related party through common ownership, to pay $750 per month due in quarterly installments of $2,250 in exchange for bookkeeping, secretarial and managerial services.  The agreement terminated on June 30, 2006.

On October 18, 2006, Photo Americas trademark was sold to Douek Holding for $1.00, a related party.

NOTE 5 – LOANS PAYABLE

The loan payable to Atlas Equity Group, Inc., an entity related to the Company through common ownership, totaling $16,953 bears interest at 6% per annum. The note matured in May 2002 and is convertible to 730,468 shares of common stock at the discretion of the Company. As of May 7, 2002, the loan was in default. The payee has allowed the loan to continue as a demand loan accruing interest at 6% per annum. At December 31, 2006 the entire balance was outstanding.

The loan payable to Cool Mobile LLC, an entity related to the Company through common ownership, totaling $290,000 bears interest at 7% per annum.  The note is due 90 days after demand by the holder.  At December 31, 2006, the entire balance was outstanding.

The remaining loan payable to an entity related through common ownership totaling $186,133 is a result of the transfer of cash collected on unearned warranty fees, which were assigned to the related party which is fulfilling the warranty obligations.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 6 – INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations on June 15, 1999.  At December 31, 2006, the Company had a net operating loss carryforward (“NOL”) of approximately ($509,000) available to reduce future taxable income and expense through 2026.

In accordance with SFAS No. 109 the Company has computed the components of deferred income taxes as follows:

December 31, 2006

Deferred tax assets	$203,744
Valuation allowance	(203,744)
Deferred tax assets, net	$-

At December 31, 2006 and 2005, a full valuation allowance has been provided as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rates for the period ended December 31, 2006 and 2005 principally due to the following:

U.S. statutory rate	34.00%
State and local taxes	8.00
Valuation allowance	(42.00)

00.00%

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2006	December 31, 2005

Accounts payable	$54,379	$9,210
Accrued professional fees	105,616	100,000
Accrued income taxes	300	1,449
Accrued interest	17,247	42,872
Total accounts payable and accrued expenses	$177,542	$153,531

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

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

The following summarizes stock option transactions

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of year	1,815,000	$0.11	1,880,000	$0.11
Options expired	0		(65,000)	0.12
Outstanding options at end of year	1,815,000	$0.11	1,815,000	$0.11

The following table summarizes information about the plan’s options outstanding at December 31, 2006:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.10-$0.12	1,815,000	3.4	$0.11	1,815,000	$0.11

On January 1, 2002, the Company’s Board of Directors held a meeting and voted to terminate the stock option plan effective January 1, 2002.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(a development stage enterprise)

Notes to Consolidated Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (continued)

Warrant and Non-Employee Options

In connection with a private placement in 2000, the Company granted warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.10 per share expiring in 2010.

In 2000, the Company issued warrants to purchase 750,000 shares with an exercise price of $.10 per share expiring in 2010 to a consultant and granted, to various consultants, options under the stock option plan to purchase 135,000 shares of common stock with an exercise price of $.12 per share and expiring from 2005 to 2010.  These warrants and options were valued using the Black-Scholes options pricing model with the following assumptions: dividend yield 0%, volatility 0%, expected life ranging from 5 to 10 years, risk free interest rates ranging from 5.8% to 6.3% and expensed over the vesting period.

In 2001, the Company issued options to purchase 600,000 shares with an exercise price of $.10 per share expiring in 2011 to a consultant and a director.  These options were valued using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, volatility 0% (since the options were granted prior to the reverse acquisition of CDI), expected life 10 years, risk free interest rates ranging from 4.7% to 5.35% and expensed over the vesting period.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2006.

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

NAME	AGE	WITH COMPANY SINCE	DIRECTOR/POSITION
Joseph Douek	41	2001	Chairman, Chief Executive Officer and Chief Financial Officer

Richard Darrow	61	2001	Director

JOSEPH DOUEK, 41.CHAIRMAN OF THE BOARD OF DIRECTORS, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

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

RICHARD DARROW, 61. DIRECTOR.

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

Code of Ethics

We have not adopted a Code of Ethics.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following information relates to compensation received by the Chief Executive Officer of the Company in fiscal years ended December 31, 2006 and December 31, 2006 for the executive officers who were serving as of fiscal years ended December 31, 2006 and December 31, 2006, whose salary and bonus during fiscal years ended December 31, 2006 and December 31, 2006 exceeded $100,000. In 2004, no officer received compensation in excess of $100,000.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2006 information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

(2)      For purposes of this table only, this percentage is based on 39,683,381 shares outstanding as of December 31, 2006.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

During 2003, the Company sold digital camera warranties to a company controlled by the Company’s majority stockholder.  As of December 31, 2006, accounts receivable – related party represents amounts due from the sale of warranties to these companies.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2006 and 2005, we were billed approximately $25,000 and $20,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2006 and 2005.

Tax Fees

For the Company’s fiscal years ended December 31, 2006 and 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2006 and 2005.

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

CONCEPT DIGITAL, INC.

Dated:	September 22, 2009	By: /s/ Joseph Douek
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	September 22, 2009	By: /s/ Joseph Douek
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Dated:	September 22, 2009	By: /s/ Richard Darrow
Director