Form 10-Q
period 2007-03-31
CONCEPT DIGITAL INC /DE/
filed 2009-11-20
CIK 1128724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 1O-Q
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED March 31, 2007

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or l5( d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  41,263,381 shares of common stock were outstanding as of November 18, 2009.

CONCEPT DIGITAL, INC.
FORM 10Q
FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2007

PART I	FINANCIAL INFORMATION	F-1

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheet (Unaudited)

	Consolidated Statements of Operations (Unaudited)

	Consolidated Statements of Cash Flows (Unaudited)

	Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures	5

Item 4.	Controls and Procedures	5

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	Submission of Matters to a Vote of Security Holders	6

Item 5.	Other Information	6

Item 6.	Exhibits and Reports of Form 8-K	6

Signatures		7

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

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending March 31, 2007. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
AND FOR THE THREE MONTHS ENDED MARCH 31 2007 AND 2006
AND FOR THE PERIOD JANUARY 1, 2004 (COMMENCEMENT OF
DEVELOPMENT STAGE) THROUGH MARCH 31, 2007

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash	$192	$2,661
Prepaid expenses	22,961	44,525

Total current assets	23,153	47,186

TOTAL ASSETS	$23,153	$47,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$186,742	$177,542
Notes payable – related party	493,086	493,086
Due to related party	500	100

Total current liabilities	680,328	670,728

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 39,683,381
shares issued and outstanding as of March 31,
2007 and December 31, 2006	3,968	3,968
Additional paid-in capital	1,488,060	1,488,060
Deficit accumulated during the development stage	(2,149,203)	(2,115,570)

Total stockholders’ deficit	(657,175)	(623,542)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$23,153	$47,186

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Operations

			(Unaudited)
			For the Period
			January 1, 2004
	(Unaudited) Three Months Ended		(commencement of developmentstage) to
	March 31,		March 31,
	2007	2006	2007

Development stage revenues	$--	$748	$5,917
Cost of services	--	15	1,504
	--	733	4,413

Development stage expenses
Accounting	25,465	4,941	134,634
Legal	1,200	--	10,555
Management fee	--	2,250	32,500
Office	212	555	7,556
Transfer agent fee	1,025	225	5,806

TOTAL DEVELOPMENT STAGE EXPENSES	27,902	7,971	191,051

Loss from operations	(27,902)	(7,238)	(186,638)
Corporate taxes	(114)	(114)	(1,605)
Interest expense	(5,617)	(3,828)	(52,552)

NET LOSS	$(33,633)	$(11,180)	$(240,795)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.0007)	$(0.0003)

Weighted-average number of common
shares outstanding	39,683,381	39,683,381

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Cash Flows

			(Unaudited)
			For the Period
			January 1, 2004
	(Unaudited) Three Months Ended		(commencement of development stage) to
	March 31,		March 31,
	2007	2006	2007
OPERATING ACTIVITIES:
Net loss	$(33,633)	$(11,180)	$(240,795)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in assets and liabilities:
Decrease in accounts receivable
- related parties	0	0	14,028
Decrease in prepaid expenses	21,564	25	(20,412)
Increase in accounts payable	9,200	9,083	(8,800)
Increase in accounts payable
- related parties	0	2,250	75,243

Net cash (used in) provided by
operating activities	(2,869)	178	(180,736)

FINANCING ACTIVITIES:
Payments on loans payable – related party	0	0	(110,000)
Proceeds from notes payable – related party	400	100	290,400

Net cash provided by financing activities	400	100	180,400

(Decrease) increase in cash	(2,469)	278	(336)
Cash at beginning of period	2,661	1,683	528

Cash at end of period	$192	$1,961	$192

Supplemental cash flow information:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$126

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the three months March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period.  In the opinion of management, the accompanying consolidated financial statements of Concept Digital Inc., contains all adjustments necessary to present fairly the Company’s financial position as of March 31, 2007 and December 31, 2006, the statements of operations and cash flows for the three months ended March 31, 2007 and March 31, 2006.

The results of operations for the three months ended March 31, 2007 and March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006.

2.	RELATED PARTIES

The loan payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc. (“Atlas”), an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of Atlas.  As of May 7, 2002 the loan was in default.  Atlas has allowed the loan to continue as a demand loan accruing interest at 6% per annum.  At March 31, 2007 the entire balance of the note was outstanding.

The loan payable of $290,000, which bears interest at 7%, per annum is due to Cool Mobile LLC an entity related to the Company through common ownership.  The note is due 90 days after demand by the holder.  At March 31, 2007, the entire balance of the note was outstanding.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	RELATED PARTIES(Continued)

On May 10, 2009, the Company received a loan payable of $35,000, which bears interest at 12%, per annum on demand from its founder, Joe Douek.

On June 28, 2009, the Company received a loan payable of $383,000 which bears interest at 8.5%, per annum is due to Elliot Sasho, an individual who is a shareholder of the Company.  The note is due and payable within two years.  In addition, Elliot Sasho and Jack Mosseri are receiving additional shares of stock for consideration in making the loan.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, losses from June 15, 1999 (date of inception) to March 31, 2007 aggregated $(2,149,203).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, net losses from June 15, 1999 (date of inception) through March 31, 2007 aggregated $(2,149,203) and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Development stage losses during the three months ended March 31, 2007 were ($33,633) as compared to development stage losses during the three months ended March 31, 2006 of ($11,180).

Expenses for the three months ended March 31, 2007 were primarily accounting fees ($25,465), legal fees ($1,200), transfer agent fees of ($1,025) and interest expense of ($5,617).

Expenses for the three months ended March 31, 2006 were primarily management fees ($2,250), interest expense ($3,828) and accounting fee of ($4,941).

PERIOD FROM JANUARY 1, 2004 (COMMENCEMENT OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2007

Net loss since commencement of development stage has amounted to ($240,795).  These expenses were primarily accounting fees ($134,634), management fees ($32,500) and interest expense ($52,552).

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

For the three months ended March 31, 2007 and March 31, 2006 we had a net loss of ($33,633) and ($11,180) respectively.  Our accumulated deficit since the date of inception is ($2,149,203).  Such accumulated losses have resulted in primarily from costs incurred in the development of the website, salary and various professional fees.

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

On May 10, 2009, the Company received a loan payable of $35,000, which bears interest at 12%, per annum on demand from its founder, Joe Douek.

On June 28, 2009, the Company received a loan payable of $383,000 which bears interest at 8.5%, per annum is due to Elliot Sasho, an individual who is a shareholder of the Company.  The note is due and payable within two years.  In addition, Elliot Sasho and Jack Mosseri are receiving additional shares of stock for consideration in making the loan.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IIOTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities.

None

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

Concept Digital, Inc.

Date: November 20, 2009	By:	/s/ Joseph Douek
Joseph Douek
Chief Executive Officer

Date: November 20, 2009	By:	/s/ Joseph Douek
Joseph Douek
Chief Financial Officer