Form 10-Q
period 2007-06-30
CONCEPT DIGITAL INC /DE/
filed 2009-11-20
CIK 1128724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 1O-Q
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED June 30, 2007

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
FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2007

PART I	FINANCIAL INFORMATION	F-1

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheet (Unaudited)

	Consolidated Statements of Operations (Unaudited)

	Consolidated Statements of Cash Flows (Unaudited)

	Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures	4

Item 4.	Controls and Procedures	4

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	5

Item 1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

Item 5.	Other Information	5

Item 6.	Exhibits and Reports of Form 8-K	5

Signatures		6

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

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
AND FOR THE SIX MONTHS ENDED JUNE 30,
2007 AND 2006 AND FOR THE PERIOD JANUARY 1,
2004 (COMMENCEMENT OF DEVELOPMENT
STAGE) TO JUNE 30, 2007

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash	$199,961	$2,661
Prepaid expenses	2,442	44,525

Total current assets	202,403	47,186

TOTAL ASSETS	$202,403	$47,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$148,520	$177,542
Notes payable – related party	736,086	493,086
Due to related party	550	100

Total current liabilities	885,156	670,728

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 41,263,381 and
39,683,381 shares issued and outstanding, respectively	4,126	3,968
Additional paid-in capital	1,488,060	1,488,060
Deficit accumulated during the development stage	(2,174,939)	(2,115,570)

Total stockholders’ deficit	(682,753)	(623,542)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$202,403	$47,186

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Operations

					(Unaudited)
					For the Period
					January 1, 2004
	(Unaudited) Six Months Ended		(Unaudited) Three Months Ended		(commencement of development stage) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Development stage revenues	-	$748	-	-	$5,917
Cost of services	-	15	-	-	1,504

	-	733	-	-	4,413

Development stage expenses
Accounting	$38,934	15,114	$13,469	$10,173	148,103
Legal	5,621	5,000	4,421	5,000	14,976
Management fee	-	4,500	-	2,250	32,500
Office	636	686	424	131	7,980
Transfer agent fees	1,250	450	225	225	6,031

TOTAL DEVELOPMENT STAGE EXPENSES	46,441	25,750	18,539	17,779	209,590

Loss from operations	(46,441)	(25,017)	(18,539)	(17,779)	(205,177)
Corporate taxes	(228)	(227)	(114)	(113)	(1,719)
Interest expense	(12,700)	(8,138)	(7,083)	(4,310)	(59,635)

NET LOSS	$(59,369)	$(33,382)	$(25,736)	$(22,202)	$(266,531)

NET LOSS PER COMMON SHARE
Basic and dilutes	$(0.0015)	$(0.0003)	$(0.0006)	$(0.0003)

Weighted-average number of common
shares outstanding	39,709,569	39,683,381	39,735,469	39,683,381

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Cash Flows

			(Unaudited)
			For the Period
			January 1, 2004
	(Unaudited) Six Months Ended		(commencement of development stageto
	June 30,		June 30,
	2007	2006	2007
OPERATING ACTIVITIES:
Net loss	$(59,369)	$(33,382)	$(266,531)
Adjustment to reconcile net loss to net cash
used in operating activities:
Decrease (increase) in accounts receivable
- related parties	-	-	14,028
Decrease (increase)in prepaid expenses	42,083	(29,701)	107
(Decrease) increase in accounts payable	(28,572)	(27,332)	(46,572)
(Decrease) increase in accounts payable
- related parties	-	(38,567)	75,243

Net cash (used in) operating activities	(45,858)	(128,982)	(223,725)

FINANCING ACTIVITIES:
Payments on loans payable – related party	(140,000)	(110,000)	(250,000)
Proceeds from loans payable – related party	383,000	290,000	673,000
Proceeds from issuance of common stock	158	-	158

Net cash provided by financing activities	243,158	180,000	423,158

Increase in cash	197,300	51,018	199,433
Cash at beginning of period	2,661	1,683	528

Cash at end of period	$199,961	$52,701	$199,961

Supplemental cash flow information::
Interest paid	$1,795	$44,715	$46,510
Income taxes paid	$-	$-	$126

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006  The results of operations for the six months June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any future period.  In the opinion of management, the accompanying consolidated financial statements of Concept Digital, Inc., contains all adjustments necessary to present fairly the Company’s financial position as of June 30, 2007 and December 31, 2006, the statements of operations for the six and three months ended June 30, 2007 and 2006 and the statements of cash flows for the six months ended June 30, 2007 and 2006.

The results of operations for the six and three months ended June 30, 2007 and June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006.

2.	RELATED PARTIES

The loan payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc., an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of the Company.  As of May 7, 2002 the loan was in default.  The payee has allowed the loan to continue as a demand loan accruing interest at 6% per annum.  At June 30, 2007 the entire balance of the note was outstanding.

In June 2006, the Company entered into a promissory note agreement totaling $290,000, which bears interest at 7% per annum and is due to Cool Mobile LLC, an entity related to the Company through common ownership.  The note is due 90 days after demand by the holder.  In addition, the loan has been guaranteed by an officer and major shareholder of the Company up to $250,000.  At June 30, 2007, the balance on the outstanding note was $150,000.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 10, 2007, the Company entered into a promissory note agreement totaling $35,000, which bears interest at 12%, per annum on demand from its founder, Joe Douek.

The loan payable of $383,000 which bears interest at 8.5%, per annum is due to Elliot Sasho, an individual who is a shareholder of the Company.  The note is due and payable within two years.  In addition, 795,000 shares of the Company’s common stock were issued as additional consideration in making the loan.  These shares were valued at $79, the value of the most recent sale of the Company’s common stock, and were expensed as incurred as additional interest on the note.  As of June 30, 2007, the balance on the loan is $383,000.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, losses (date of inception) to June 30, 2007 aggregated $(2,174,939).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	ADDITIONAL STOCK ISSUANCE

In June 2007, The Company 795,000 shares of its common stock for director services rendered.  The shares were valued at $79, the value of the most recent sale of its common stock, and was expensed as incurred.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, losses from June 15, 1999 (date of inception) through June 30, 2007 aggregated $(2,174,939) and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

Results of Operations

THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Development stage loss during the six months ended June 30, 2007 was ($59,369) as compared to development stage loss during the six months ended June 30, 2006 was ($33,382).

Expenses for the six months ended June 30, 2007 were primarily transfer agent fees ($1,250), accounting and legal services ($44,555) and interest expense ($12,700).

Expenses for the six months ended June 30, 2006 were primarily accounting and legal fees ($20,114), management fees ($4,500) and interest ($8,138).

THE THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Development stage loss during the three months ended June 30, 2007 was ($25,736) as compared to development stage loss during the three months ended June 30, 2006 was $($22,202).

Expenses for the three months ended June 30, 2007 were primarily accounting and legal services ($17,890) and interest expense ($7,083).

Expenses for the three months ended June 30, 2006 were primarily management fees ($2,250), accounting and legal expense ($15,173) and interest expense ($4,310).

PERIOD FROM JANUARY 1, 2004 (COMMENCEMENT OF DEVELOPMENT STAGE) THROUGH JUNE 30, 2007

Net losses since commencement of the development stage have amounted to ($266,531).  These expenses were primarily interest expense ($59,635), office expenses ($7,980), and professional fees such as legal ($14,976) and accounting ($148,103).

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

For the six months ended June 30, 2007 and June 30, 2006, we had a net loss of ($59,369) and ($33,382) respectively.  Our accumulated deficit since the date of inception is ($2,174,939).  Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

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

On May 10, 2007, the Company entered into a promissory note agreement totaling $35,000, which bears interest at 12%, per annum on demand from its founder, Joe Douek.

The loan payable of $383,000 which bears interest at 8.5%, per annum is due to Elliot Sasho, an individual who is a shareholder of the Company.  The note is due and payable within two years.  In addition, 795,000 shares of the Company’s common stock were issued as additional consideration in making the loan.  These shares were valued at $79, the value of the most recent sale of the Company’s common stock, and were expensed as incurred as additional interest on the note.  As of June 30, 2007, the balance on the loan is $383,000.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures

Item 4.    Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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