Form 10-Q
period 2007-09-30
CONCEPT DIGITAL INC /DE/
filed 2010-10-27
CIK 1128724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 1O-Q
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  41,263,381 shares of common stock were outstanding as of October 21, 2010.

CONCEPT DIGITAL, INC.
FORM 10Q
FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2007

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

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with US generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2007 AND 2006 AND FOR THE PERIOD JANUARY 1, 2004
(COMMENCEMENT OF DEVELOPMENT STAGE) TO
SEPTEMBER 30, 2007

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash	$1,502	$2,661
Prepaid expenses	32,053	44,525

Total current assets	33,555	47,186

TOTAL ASSETS	$33,555	$47,186

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$139,509	$177,542
Notes payable – related party	598,586	493,186

Total current liabilities	738,095	670,728

STOCKHOLDERS’ DEFICIT:
Common stock, par value $.0001 per shares;
50,000,000 shares authorized; 41,263,381 and
39,683,381shares issued and outstanding as of
September 30, 2007 and December 31, 2006,
respectively	4,126	3,968
Additional paid-in capital	1,488,060	1,488,060
Deficit accumulated during the development stage	(2,196,726)	(2,115,570)

Total stockholders’ deficit	(704,540)	(623,542)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIT	$33,555	$47,186

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Operations

					(Unaudited)
					For the Period
	(Unaudited)		(Unaudited)		January 1, 2004
	Nine Months Ended		Three Months Ended		(commencement of
	September 30,		September 30,		development stage) to
	2007	2006	2007	2006	September 30, 2007

Development stage revenues	$0	$748	$0	$0	$5,917
Cost of services	0	15	0	0	1,504

	0	733	0	0	4,413

Development stage expenses
Accounting	50,395	47,254	11,461	32,140	159,564
Legal	5,859	10,417	238	5,417	15,214
Management fee	0	14,500	0	10,000	32,500
Office	737	1,427	101	741	8,081
Transfer agent fees	1,665	1,604	415	1,154	6,446

TOTAL DEVELOPMENT STAGE EXPENSES	58,656	75,202	12,215	49,452	221,805

Income (loss) from operations	(58,656)	(74,469)	(12,215)	(49,452)	(217,392)
Corporate taxes	(342)	(341)	(114)	(114)	(1,833)
Interest expense	(22,158)	(13,718)	(9,458)	(5,580)	(69,093)

NET LOSS	$(81,156)	$(88,528)	$(21,787)	$(55,146)	$(288,318)

NET LOSS PER COMMON SHARE
Basic and dilutes	$(0.002)	$(0.002)	$(0.001)	$(0.001)

Weighted-average number of common
shares outstanding	40,238,985	39,683,381	41,263,381	39,683,381

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Cash Flows

			(Unaudited)
			For the Period
	(Unaudited)		January 1, 2004
	Nine Months Ended		(commencement of
	September 30,		development stage)
	2007	2006	September 30, 2007

OPERATING ACTIVITIES:
Net loss	$(81,156)	$(88,528)	$(288,318)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in assets and liabilities:
Decrease in accounts receivable
- related parties	0	0	14,028
Decrease (increase) in prepaid expenses	12,472	(42,176)	(29,504)
Increase in accounts payable	(38,133)	4,044	(56,133)
(Decrease) increase in accounts payable
- related parties	0	(38,567)	75,243

Net cash (used in) operating activities	(106,817)	(165,227)	(284,684)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	158	0	158
Payments on loans payable – related party	(277,500)	(110,000)	(387,500)
Proceeds from loans payable – related party	383,000	290,000	673,000

Net cash provided by financing activities	105,658	180,000	285,658

Increase in cash	(1,159)	14,773	974
Cash at beginning of period	2,661	1,683	528

Cash at end of period	$1,502	$16,456	$1,502

Supplemental cash flow information:
Interest paid	$1,795	$44,715	$46,510
Income taxes paid	$0	$0	$126

The accompanying notes are an integral part of these consolidated financial statements.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the nine months September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any future period.  In the opinion of management, the accompanying consolidated financial statements of Concept Digital Inc., contains all adjustments necessary to present fairly the Company’s financial position as of September 30, 2007 and December 31, 2006, the statements of operations and cash flows for the nine months ended September 30, 2007 and September 30, 2006.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006.

2.	RELATED PARTIES

The loan payable of $16,953 which bears interest at 6% per annum is due to Atlas Equity Group, Inc., an entity related to the Company through common ownership.  The note matured in May 2002 and is convertible into 730,468 shares of common stock at the discretion of the Company.  As of May 7, 2002 the loan was in default.  The payee has allowed the loan to continue as a demand loan accruing interest at 6% per annum.  At September 30, 2007 the entire balance of the note was outstanding.

The loan payable of $290,000 which bears interest at 7% per annum is due to Cool Mobile LLC, an entity related to the Company through common ownership.  The note is due 90 days after demand by the holder.  At September 30, 2007, there was $12,500 in principle outstanding on the note.

CONCEPT DIGITAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loan payable of $383,000 which bears interest at 8.5%, per annum is due to Elliot Sasho, an individual who is a shareholder of the Company.  The note is due and payable within two years.  In addition, Elliot Sasho and Jack Mosseri received 795,000 additional shares of stock for consideration in making the loan.  As of September 30 2007, the balance on the loan is $383,000.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, losses since inception to September 30, 2007 aggregated $(2,196,726).  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the consolidated financial statements, losses from inception through September 30, 2007 aggregated ($2,196,726) and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing, primarily from related parties.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Development stage loss during the nine months ended September 30, 2007 was ($81,156) as compared to development stage loss during the nine months ended September 30, 2006 of ($88,528).

Expenses for the nine months ended September 30, 2007 were interest expense ($22,158), legal services ($5,859) and accounting services of ($50,395).

Expenses for the nine months ended September 30, 2006 were primarily management fees ($14,500), legal services ($10,417) and accounting services of $(47,254).

THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Development stage loss during the three months ended September 30, 2007 was ($21,215) as compared to development stage loss during the three months ended September 30, 2006 of ($55,146).

Expenses for the three months ended September 30, 2007 were interest expense ($9,458), transfer agent fee ($415) and accounting services of ($11,461).

Expenses for the three months ended September 30, 2006 were primarily management fee ($10,000), interest expense ($5,580) and accounting expense ($32,140).

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

For the nine months ended September 30, 2007 and September 30, 2006, we had a net loss of ($81,156) and ($88,528) respectively.  Our accumulated deficit since the date of inception is ($2,196,726).  Such accumulated losses have resulted primarily from costs incurred in the development of the website, salary and various professional fees.

In June 1999, the Company issued 22,000,000 common shares to the founder, in consideration for management services valued at $0.10.  Joseph Douek is deemed to be a founder and affiliate of the Company.

In November 1999 and December 1999, the Company entered into a private offering of securities pursuant to Regulation D, Rule 504, promulgated by the Securities Act of 1933.  Common stock was offered to accredited and non-accredited investors for cash consideration of $.10 per share.  8,350,250 shares were issued to several unaffiliated investors and the Company received net proceeds totaling approximately $786,000.  That offering is now closed.

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

In September 2001, the Company granted compensation for services stock option to purchase 300,000 shares of the Company’s common stock at an exercise price of $.12 per share.

In June 2007, 795,000 common shares were issued in exchange for loan interest valued at $79.

In June 2007, 795,000 common shares were issued in exchange for services rendered valued at $79.

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities.

None

Item 4.         (Removed & Reserved)

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

Concept Digital, Inc.

Date: October 27, 2010	By:	/s/ Joseph Douek
Joseph Douek
Chief Executive Officer

Date: October 27, 2010	By:	/s/ Joseph Douek
Joseph Douek
Chief Financial Officer